Form 10-Q
period 1997-12-27
HERFF JONES INC
filed 1998-02-09
CIK 812549

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended   December 27, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Transition Period From __________ to __________





Commission File Number  33-96680



                                HERFF JONES, INC.
--------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)




              INDIANA                                  35-1637714
--------------------------------------------------------------------------------
    (State or other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)


4501 West 62nd Street, Indianapolis, Indiana            46268
--------------------------------------------------------------------------------
 (Address of principal executive offices)            (Zip Code)



                                 (317) 297-3740
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes       No  X *
                                                         -----     ------

* Effective January 30, 1998, registrant is no longer subject to such filing requirements.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's Common Stock as of February 4, 1998:


                  Class
     Common Stock, without par value                  9,562,871

Preliminary Note:

         Effective  January 30, 1998,  the  registrant  is no longer  subject to reporting  requirements  under the Securities  Exchange Act of 1934, as amended. Pursuant to the terms governing its outstanding debt securities, registrant is filing Part I only of this report on form 10-Q.


                                      INDEX


Part  I. - Financial Information                                        Page No.
                                                                        --------
       Condensed Consolidated Statement of Operations -
          Second Quarter and Six Months Ended December 27, 1997
          and December 28, 1996                                               3

       Condensed Consolidated Balance Sheet -
          As of December 27, 1997, June 28, 1997 and December 28, 1996        4

       Condensed Consolidated Statement of Cash Flows -
          Second Quarter and Six Months Ended December 27, 1997
          and December 28, 1996                                               5


       Notes to Condensed Consolidated Financial Statements               6 - 7

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8 -11

                         Part I - Financial Information

Item 1.  FINANCIAL STATEMENTS


                                Herff Jones, Inc.
                 Condensed Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                   (Unaudited)


                                                             Second Quarter Ended                       Six Months Ended
                                                   -------------------------------------     ---------------------------------------
                                                   December 27, 1997   December 28, 1996     December 27, 1997     December 28, 1996
                                                   -----------------   -----------------     -----------------     -----------------
Net sales                                           $    74,574           $    68,288           $   124,638           $   114,944

Cost of sales (excludes ESOP compensation)               35,984                33,951                65,659                64,073

Selling, general, and administrative expenses
     (excludes ESOP compensation)                        27,586                23,594                49,715                44,035

ESOP compensation                                         4,502                 3,663                 9,557                 7,721
                                                    -----------           -----------           -----------           -----------
Income (loss) from operations                             6,502                 7,080                  (293)                 (885)

Interest income                                               1                     3                    52                     8
Interest expense                                          4,621                 5,135                 9,091                10,112
                                                    -----------           -----------           -----------           -----------

Income (loss) before income taxes                         1,882                 1,948                (9,332)              (10,989)

Income taxes                                               (686)                 (692)                3,400                 3,901
                                                    -----------           -----------           -----------           -----------

Net income (loss)                                   $     1,196           $     1,256           $    (5,932)          $    (7,088)
                                                    ===========           ===========           ===========           ===========

Income (loss) per common share                      $      0.47           $      0.63           $     (2.41)          $     (3.66)
                                                    ===========           ===========           ===========           ===========

Weighted average number of
   common shares outstanding                          2,560,604             2,007,307             2,464,775             1,935,281
                                                    ===========           ===========           ===========           ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Condensed Consolidated Balance Sheet
          As of December 27, 1997, June 28, 1997, and December 28, 1996
                        (Amounts in thousands of dollars)

                                                              (Unaudited)                         (Unaudited)
                                                           December 27, 1997   June 28, 1997    December 28, 1996
                                                           -----------------   -------------    -----------------
Assets:
      Current Assets
         Cash and cash equivalents                             $   1,117          $   5,843          $   2,638
         Accounts receivable                                      45,482             55,709             40,168
         Inventories                                              46,241             37,963             44,585
         Prepaid expense                                           6,875              1,816              7,859
         Deferred income taxes                                     9,106              9,106              5,321
                                                               ---------          ---------          ---------
           Total Current Assets                                  108,821            110,437            100,571

      Non-Current Assets
         Property, plant, and equipment                          100,439             94,378             90,602
         Accumulated depreciation                                (49,217)           (45,364)           (41,741)
                                                               ---------          ---------          ---------
           Net Property, Plant, and Equipment                     51,222             49,014             48,861

         Deferred financing cost, net and other assets             4,296              4,590              5,122
                                                               ---------          ---------          ---------
           Total Non-Current Assets                               55,518             53,604             53,983

Total Assets                                                   $ 164,339          $ 164,041          $ 154,554
                                                               =========          =========          =========


Liabilities and Shareholders' Equity:
      Current Liabilities
         Trade accounts payable                                $   5,546          $   5,856          $   5,145
         Salaries and wages payable                                5,089              5,048              5,126
         Interest payable                                          5,096              5,082              5,082
         Customer deposits                                        33,499             19,508             32,355
         Commissions payable                                       6,466             16,864              4,697
         Income taxes accrued                                     (3,349)             9,547             (4,236)
         Other accrued liabilities                                 7,031              9,613              8,759
         Current portion of long-term debt                        24,626             10,377             35,097
                                                               ---------          ---------          ---------
           Total Current Liabilities                              84,004             81,895             92,025

      Non-Current Liabilities
         Other                                                     3,129              2,239              2,149
         Long-term debt                                          149,459            154,979            160,278
         Deferred income taxes                                       442                443               (211)
                                                               ---------          ---------          ---------
           Total Non-Current Liabilities                         153,030            157,661            162,216

Total Liabilities                                                237,034            239,556            254,241

Shareholders' Equity (Deficit)
      Common stock                                                 5,694              5,703              5,728
      Retained earnings                                          121,583            128,122            112,056
      Deferred compensation                                     (198,183)          (206,440)          (214,696)
      Foreign currency translation                                   (40)                 2                  8
      Excess of cost over market (shares committed
      to be released)                                             (1,749)            (2,902)            (2,783)
                                                               ---------          ---------          ---------
Total Shareholders' Equity (Deficit)                             (72,695)           (75,515)           (99,687)

Total Liabilities and Shareholders' Equity (Deficit)           $ 164,339          $ 164,041          $ 154,554
                                                               =========          =========          =========


See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                 Condensed Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                               -------------------------------------
                                                                               December 27, 1997   December 28, 1996
                                                                               -----------------   -----------------
Cash flows from operating activities:
     Net income (loss)                                                            $ (5,932)          $ (7,088)
        Adjustments to reconcile net income (loss) to net cash (used)
        provided by operating activities:
           Depreciation and amortization                                             3,915              3,428
           Amortization and write off of financing cost                                294                481
           ESOP compensation (before dividend exclusion)                             9,740              8,057
           Tax benefit (effect) of ESOP                                               (330)                70
           Other                                                                       (42)                (3)
           (Gain) loss on disposal of property, plant and equipment, net                (1)                (4)
           Increase (decrease) in cash generated by changes in assets and liabilities
              Accounts receivable                                                   10,227             13,898
              Inventories                                                           (8,278)            (7,644)
              Prepaid expenses                                                      (5,059)            (5,208)
              Trade accounts payable                                                  (310)            (2,396)
              Salaries and wages                                                        41              1,058
              Interest payable                                                          14                (75)
              Customer deposits                                                     13,991             12,499
              Commissions payable                                                  (10,398)           (10,160)
              Income taxes payable                                                 (12,896)            (7,436)
              Deferred income taxes                                                     (1)              (292)
              Other accrued liabilities                                             (1,692)            (1,088)
                                                                                  --------           --------
        Total adjustments                                                             (785)             5,185
                                                                                  --------           --------
Net cash (used) provided by operating activities                                  $ (6,717)          $ (1,903)

Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment                             2                 10
     Capital expenditures                                                           (6,124)            (3,254)
                                                                                  --------           --------
Net cash (used) provided by investing activities                                  $ (6,122)          $ (3,244)

Cash flows from financing activities:
     Redemption of common shares                                                        (9)                --
     Premium on stock redemption                                                       (37)                --
     Dividends declared                                                               (570)              (381)
     Increase in revolver, net                                                      13,807             10,122
     Payment of long term debt                                                      (5,078)            (4,679)
     Advance term payment                                                               --             (5,957)
                                                                                  --------           --------
Net cash (used) provided by financing activities                                  $  8,113           $   (895)

Cash and cash equivalents:
     Net increase (decrease)                                                        (4,726)            (6,042)
     Beginning of period                                                             5,843              8,680
                                                                                  ========           ========
     End of period                                                                $  1,117           $  2,638
                                                                                  ========           ========


See accompanying notes to unaudited condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements
                       Six Months Ended December 27, 1997
                        (Amounts in thousands of dollars)

Note 1 - Adjustments
    The unaudited condensed consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 27, 1997, and the results of its operations and cash flows for the quarter ended December 27, 1997. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 28, 1997.

    The Company utilizes a 52/53 week fiscal year for accounting purposes ending on the last Saturday in June. Fiscal 1997 and fiscal 1998 each contains 52 weeks.

    Because of the seasonality of the Company's business, operating results on a quarterly basis are not indicative of operating results for the full year. Historically, the second fiscal quarter is the second highest sales quarter, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.



Note 2 - Allowance for Doubtful Accounts and Returns

                      December 27, 1997    June 28, 1997     December 28, 1996
                      -----------------    -------------     -----------------
                           $4,340           $   5,754             $3,486


Note 3 - Inventories

    The components of inventory balances are summarized below:

                                                       December 27, 1997    June 28, 1997        December 28, 1996
                                                       -----------------    -------------        -----------------

    Raw materials and supplies (includes gold)            $18,469               $16,736             $19,009
    Work-in-process                                        16,649                13,187              15,970
    Finished goods                                         11,123                 8,040               9,606
                                                           ------              --------            --------
                                                          $46,241               $37,963             $44,585
                                                          =======               =======             =======

Note 4 - Financing
                                                       December 27, 1997    June 28, 1997        December 28, 1996
                                                       -----------------    -------------        -----------------
    Long-Term Debt consists of the following:

    Senior Bank Facility (Revolver)                        $13,807             $       -                 $25,161

    Senior Bank Facility (Term)                             32,678                37,756                  42,614

    Senior Subordinated Notes                              120,000               120,000                 120,000

    1994 Industrial Development
    Revenue Bonds Due in 2019                                7,600                 7,600                   7,600
                                                        ----------              --------                --------

                                                           174,085               165,356                 195,375

    Less:  Current Portion                                 (24,626)              (10,377)                (35,097)
                                                       -----------              --------                --------

    Long-Term Debt                                        $149,459              $154,979                $160,278
                                                          ========              ========                ========


Note 5 - Common Stock
                                                       December 27, 1997    June 28, 1997        December 28, 1996
                                                       -----------------    -------------        -----------------
         Common Shares
         -------------
         Authorized                                         16,500,000      16,500,000              16,500,000
         Outstanding                                         9,567,500       9,569,304               9,618,996


Note 6 - Statement of Shareholders' Equity

                                                                           Foreign                                       Total
                                         Common Stock         Retained    Currency      Deferred       Excess Cost    Shareholders'
                                       Shares     Amount      Earnings   Translation  Compensation  Over Market, Net     Equity
                                       ------     ------      --------   -----------  ------------  ----------------     ------
Balance June 28, 1997                 9,569,304    $5,703     $128,122       $2        ($206,440)       ($2,902)        ($75,515)
---------------------
Stock Purchases                          (1,804)       (9)         (38)       -             -               -                 (47)
Tax effect of cost over market of
ESOP shares committed to be
released, net                             -          -           -            -             -               (330)            (330)
Foreign currency translation
adjustment                                -          -           -           (4)            -               -                  (4)
Shares committed to be released           -          -           -            -            4,129             906            5,035
Net income for the quarter                -          -          (7,128)       -             -               -              (7,128)
                                      ---------    ------     --------      ----       ---------         -------         --------
Balance  September 27, 1997           9,567,500    $5,694     $120,956       ($2)      ($202,311)        ($2,326)        ($77,989)
---------------------------           =========    ======     ========       ====      ==========        ========        =========
Tax effect of cost over market of
ESOP shares committed to be
released, net                             -          -           -            -             -               (330)            (330)
Dividends declared on allocated
shares ($.28/share)                       -          -            (569)       -             -               -                (569)
Foreign currency translation
adjustment                                -          -           -           (38)           -               -                 (38)
Shares committed to be released           -          -           -            -            4,128             907            5,035
Net income for the quarter                -          -           1,196        -             -               -               1,196
                                      ---------    ------     --------      ----       ---------         -------         --------
Balance  December 27, 1997            9,567,500    $5,694     $121,583      ($40)      ($198,183)        ($1,749)        ($72,695)
--------------------------            =========    ======     ========      =====      ==========        ========        =========


During fiscal 1996 and 1997 the cost of ESOP shares committed to be released was greater than the estimated fair value of such shares. The excess of cost over market was recorded as a charge to a separate component of shareholders' equity, net of the related tax effect. Beginning in fiscal 1998, the estimated fair value of ESOP shares committed to be released exceeds cost. The excess of market over cost will be credited to equity, net of the related tax effect, to the extent of the previous net charges recorded. Thereafter, the excess will be credited to retained earnings.



Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

         Herff Jones is one of the leading manufacturers of recognition awards, educational products and graduation-related products for the scholastic market in the United States. Its product lines include class rings, medals and awards, diplomas and graduation announcements (also referred to as "fine paper"), yearbooks, caps and gowns, school photography services and multimedia education products. The Company historically has sold approximately 80% of its products to the high school and elementary market and approximately 20% of its products to the college and commercial or non-scholastic market through a network of approximately 700 primarily independent sales representatives. The Company believes that the Herff Jones name is widely recognized in schools and universities nationwide.


RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1997 and fiscal 1998 each contains 52 weeks. The Company's business is highly seasonal. Historically, sales in the second fiscal quarter are at the second highest level of the year. However, because of the seasonality of the Company's business, operating results on a quarterly or six month basis are not necessarily indicative of operating results for the full year.


         For the second quarter ended December 27, 1997 and December 28, 1996.


         General. Net sales rose 9.2% to $74.6 million in fiscal 1998 from $68.3 million in fiscal 1997. Operating profit decreased to $6.5 million in fiscal 1998 from $7.1 million in fiscal 1997. Net income decreased to $1.2 million in fiscal 1998 from $1.3 million in fiscal 1997.

         Net Sales. Net sales increased $6.3 million or 9.2% to $74.6 million in fiscal 1998 from $68.3 million in fiscal 1997. Such increases were due to increases in the Jewelry, Yearbook, Photography, and Education product lines. Increases were due primarily to modest price increases and some unit growth.

         Cost Of Sales. Cost of sales increased $2.0 million or 5.9% to $36.0 million in fiscal 1998 from $34.0 million in fiscal 1997. Cost of sales as a percentage of sales decreased to 48.3% in fiscal 1998 from 49.7% in fiscal 1997. The decrease was due primarily to improved operating performance in the Jewelry and Education product lines.

         Selling, General And Administrative Expenses. Selling, general and administrative expense increased $4.0 million or 16.9% to $27.6 million in fiscal 1998 from $23.6 million in fiscal 1997. The increase was primarily attributable to an increase in the Company's commission expense, resulting from increased net sales in fiscal 1998 and increased expenses for payroll (which includes expense for the Long-Term Incentive Plan), depreciation, and sales incentives. Selling, general and administrative expense as a percentage of sales is 37.0% in fiscal 1998, compared to 34.6% in fiscal 1997.

         ESOP Compensation. ESOP compensation increased $.8 million to $4.5 million in fiscal 1998 from $3.7 million in fiscal 1997. The ESOP compensation expense increase resulted from an increase in the estimated market value of the shares committed to be released.

         Income from Operations. Operating profit decreased $.6 million to $6.5 million in fiscal 1998 from $7.1 million in fiscal 1997. The decrease was predominantly due to increased expenses for commissions, ESOP compensation, payroll, depreciation, and sales incentives.

         Interest Expense. Interest expense decreased $.5 million to $4.6 million in the second quarter of fiscal 1998 from $5.1 million in the corresponding quarter of fiscal 1997 due to a reduction of average debt outstanding.

         Income Tax. The second quarter income tax was $.7 million in both fiscal 1998 and in fiscal 1997.

         Net Income. The second quarter net income decreased to $1.2 million from $1.3 million in fiscal 1997. The decrease was primarily attributable to increased ESOP compensation and selling, general and administrative expenses, as discussed above, partially offset by reduced interest cost and improved operating performance in the Jewelry and Education product lines.


         For the six months ended December 27, 1997 and December 28, 1996.

         General. Net sales rose 8.4% to $124.6 million in fiscal 1998 from $114.9 million in fiscal 1997. Operating losses were $.3 million in fiscal 1998 compared to $.9 million in fiscal 1997. Net losses were $5.9 million in fiscal 1998 compared to a net loss of $7.1 million in fiscal 1997.

         Net Sales. Net sales increased $9.7 million or 8.4% to $124.6 million in fiscal 1998 from $114.9 million in fiscal 1997 due to sales increases in all product lines, with the most significant increases in the Jewelry, Fine Paper, Photography and Education product lines. Increases were due primarily to modest price increases and some unit growth.

         Cost Of Sales. Cost of sales increased $1.6 million or 2.5% to $65.7 million in fiscal 1998 from $64.1 million in fiscal 1997, primarily as a function of increased sales. Cost of sales as a percentage of sales decreased to 52.7% in fiscal 1998 from 55.8% in fiscal 1997, primarily because of improved operating performance in the Jewelry and Education product lines.

         Selling, General And Administrative Expenses. Selling, general and administrative expense increased $5.7 million or 13.0% to $49.7 million in fiscal 1998 from $44.0 million in fiscal 1997. The increase was primarily attributable to increases in the Company's commission expense resulting from increased net sales in fiscal 1998, coupled with increases in selling, general and administrative expense resulting from compensation expense under the Long-Term Incentive Plan. Selling, general and administrative expense as a percentage of sales increased to 39.9% in fiscal 1998, from 38.3% in fiscal 1997, primarily due to the cost of commission expense and the Long-Term Incentive Plan.

         ESOP Compensation. ESOP compensation increased $1.9 million to $9.6 million in fiscal 1998 from $7.7 million in fiscal 1997. The increase in the current year expense over the comparable prior year amount results from an increase in the estimated market value of the shares committed to be released.

         Loss from Operations. Operating losses were $.3 million in fiscal 1998 compared to $.9 million in fiscal 1997. The improvement was predominantly due to increased profitability in the Jewelry and Education product lines, partially offset by increased ESOP compensation expense and selling, general and administrative expenses, as described above.

         Net Interest. Net interest expense decreased $1.1 million to $9.0 million in the first six months of fiscal 1998 from $10.1 million in the corresponding six months of fiscal 1997, due to a reduction in the average debt outstanding.

         Income Tax Benefit. The income tax benefit decreased to $3.4 million in fiscal 1998 compared to $3.9 million in fiscal 1997 due to a decrease in the loss for the six month period.

         Net Income (Loss). Net losses decreased $1.2 million to a loss of $5.9 million in fiscal 1998 from a loss of $7.1 in fiscal 1997. The decreased loss was primarily attributable to increased profitability in the Jewelry and Education product lines, coupled with a decrease in interest expense, offset somewhat by increased ESOP compensation expense and higher selling, general and administrative expenses.

FINANCIAL CONDITION AND LIQUIDITY

         The Company's business is highly seasonal. Historically the first six months requires the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the pre-Christmas photography and class ring activity; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year and the receipt of customer deposits for products that ship in the spring.

         The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at December 27, 1997, of $13.8 million of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $6.1 million and $3.3 million in the first six months of fiscal 1998 and 1997, respectively. The increase over the prior year is attributable to increased expenditures for equipment in the Scholastic and Yearbook product lines, mostly related to information technology purchases.

         Income taxes accrued are a negative $3.3 million at December 27, 1997 compared to $9.5 million at June 28, 1997 and a negative $4.2 million at December 28, 1996. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The decreased tax benefit at the end of the second quarter compared to the prior year second quarter end is the result of the lower pre-tax loss in this fiscal year compared to the prior fiscal year.

         For the six months ended December 27, 1997, cash and cash equivalents declined $4.7 million to $1.1 million as compared to a decrease of $6.0 million to $2.6 million for the six months ended December 28, 1996.

         Cash used in operating activities was $6.7 million in the six months ended December 27, 1997, compared to $1.9 million in the six months ended December 28, 1996, as described below.

         Net losses were $5.9 million in the six months of fiscal 1998 compared to $7.1 million in fiscal 1997. This was primarily attributable to increases in the Jewelry, Photography and Education product lines, coupled with a decrease in interest expense, partially offset by an increase in ESOP compensation expense and higher selling, general and administrative expenses.

         Accounts Receivable decreased $10.2 million in the first six months of fiscal 1998 compared to a decline of $13.9 million in fiscal 1997. The reduction in the decline was primarily the result of increased sales in the first six months of fiscal 1998 compared with fiscal 1997.

         Customer deposits increased $14.0 million in the first six months of fiscal 1998 compared to an increase of $12.5 million in fiscal 1997. The larger increase was attributable to increases in deposits for spring sales in the Yearbook and Photography product lines.

         Income taxes accrued decreased $12.9 million in the first six months of fiscal 1998 compared to a decrease of $7.4 million in fiscal 1997. The increase in the decline was primarily attributable to a decrease in the pre-tax loss the first six months of fiscal 1998 compared to fiscal 1997 and a higher payment of taxes related to the prior fiscal year.

         Net cash used by investing activities was $6.1 million for the six months ended December 27, 1997 compared to $3.2 million in the six months ended December 28, 1996. The increase over prior year is attributable to higher 1998 capital expenditures in the Scholastic and Yearbook product lines.

         Net cash provided by financing activities was $8.1 million in the six months ended December 27, 1997 compared to $.9 million used in the six months ended December 28, 1996. The Company's financing arrangements in fiscal 1997 required an additional, "advanced" payment on the term loan of $5, 957 in the first half of fiscal 1997. Subsequently a 1997 amendment to those financing arrangements eliminated the requirement for advanced payments; therefore, there was not a corresponding advanced payment made during the six months ended December 27, 1997, which was the primary reason for the increase in cash provided by financing activities.

         Deferred Compensation at December 27, 1997 decreased to $198.2 million from $206.4 million at June 28, 1997 and $214.7 million at December 28, 1996. The decrease is the result of recording ESOP shares committed to be released.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   HERFF JONES, INC.
                                                   (Registrant)


                                                   By: /s/ Lawrence F. Fehr
                                                      --------------------------
                                                        Lawrence F. Fehr
                                                        Vice President and
                                                        Chief Financial Officer



February 9, 1998