Form 10-Q
period 1998-03-28
HERFF JONES INC
filed 1998-05-08
CIK 812549

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 28, 1998


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934





         For the Transition Period From __________ to __________

Commission File Number  33-96680


                               HERFF JONES, INC.
             (Exact Name of registrant as specified in its charter)


           INDIANA                                   35-1637714
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

               4501 West 62nd Street, Indianapolis, Indiana 46268
               (Address of principal executive offices) (Zip Code)


                                 (317) 297-3740
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's Common Stock as of May 7, 1998:


                                 Class
                   Common Stock, without par value      9,527,645

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
                                                                        --------

       Condensed Consolidated Statement of Operations -
          Third Quarter and Nine Months Ended March 28, 1998
          and March 29, 1997                                                 3

       Condensed Consolidated Balance Sheet -
          As of March 28, 1998, June 28, 1997 and March 29, 1997             4

       Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended March 28, 1998 and March 29, 1997                5

       Notes to Condensed Consolidated Financial Statements             6 -  7

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 8 - 12

                         Part I - Financial Information

 Item 1.  FINANCIAL STATEMENTS

                                Herff Jones, Inc.
                 Condensed Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                   (Unaudited)

                                                              Third Quarter Ended                    Nine Months Ended
                                                     ----------------------------------     -----------------------------------
                                                     March 28, 1998      March 29, 1997      March 28, 1998      March 29, 1997
                                                     --------------      --------------      --------------      --------------

Net sales                                            $    64,114         $    58,264         $   188,752         $   173,208

Cost of sales (excludes ESOP compensation)                29,013              28,559              94,672              92,632

Selling, general, and administrative expenses
(excludes ESOP compensation)                              31,245              26,785              80,960              70,820

ESOP compensation                                          5,125               4,123              14,682              11,844
                                                     -----------         -----------         -----------         -----------
Income (loss) from operations                             (1,269)             (1,203)             (1,562)             (2,088)

Interest income                                                7                   2                  59                  10
Interest expense                                           4,492               4,937              13,583              15,049
                                                     -----------         -----------         -----------         -----------

Income (loss) before income taxes and
extraordinary item                                        (5,754)             (6,138)            (15,086)            (17,127)

Income taxes                                               2,097               2,179               5,497               6,080
                                                     -----------         -----------         -----------         -----------

Net income (loss) before extraordinary item               (3,657)             (3,959)             (9,589)            (11,047)

Extraordinary loss on early extinguishment of
debt, net of taxes                                          (743)                 --                (743)                 --
                                                     -----------         -----------         -----------         -----------
Net income (loss)                                    $    (4,400)        $    (3,959)        $   (10,332)        $   (11,047)
                                                     ===========         ===========         ===========         ===========

Earnings per common share:
Income (loss) before extraordinary item              $     (1.35)        $     (1.84)        $     (3.79)        $     (5.50)

Extraordinary item                                         (0.28)                 --               (0.28)                 --
                                                     -----------         -----------         -----------         -----------
Net income (loss)                                    $     (1.63)        $     (1.84)        $     (4.07)        $     (5.50)
                                                     ===========         ===========         ===========         ===========

Weighted average number of common shares
outstanding                                            2,700,878           2,150,353           2,535,606           2,008,348
                                                     ===========         ===========         ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                Herff Jones, Inc.
                      Condensed Consolidated Balance Sheet
             As of March 28, 1998, June 28, 1997, and March 29, 1997
                        (Amounts in thousands of dollars)


                                                            (Unaudited)                         (Unaudited)
                                                           March 28, 1998     June 28, 1997    March 29, 1997
                                                           --------------     -------------    --------------
Assets:
      Current Assets
         Cash and cash equivalents                            $   3,617         $   5,843         $   1,740
         Accounts receivable                                     58,625            55,709            52,172
         Inventories                                             58,484            37,963            55,635
         Prepaid expense                                          8,378             1,816             8,650
         Deferred income taxes                                    9,106             9,106             5,321
                                                              ---------         ---------         ---------
            Total Current Assets                                138,210           110,437           123,518

      Non-Current Assets
         Property, plant, and equipment                         101,740            94,378            91,600
         Accumulated depreciation                               (51,059)          (45,364)          (43,117)
                                                              ---------         ---------         ---------
            Net Property, Plant, and Equipment                   50,681            49,014            48,483

         Deferred financing cost, net and other assets            3,925             4,590             4,882
                                                              ---------         ---------         ---------
            Total Non-Current Assets                             54,606            53,604            53,365

Total Assets                                                  $ 192,816         $ 164,041         $ 176,883
                                                              =========         =========         =========


Liabilities and Shareholders' Equity:
      Current Liabilities
         Trade accounts payable                               $   7,186         $   5,856         $   7,352
         Salaries and wages payable                               5,687             5,048             5,635
         Interest payable                                         1,712             5,082             1,819
         Customer deposits                                       53,369            19,508            50,119
         Commissions payable                                     12,685            16,864            10,394
         Income taxes accrued                                    (5,036)            9,547            (6,428)
         Other accrued liabilities                                8,675             9,613            10,391
         Current portion of long term debt                       38,309            10,377            37,279
                                                              ---------         ---------         ---------
            Total Current Liabilities                           122,587            81,895           116,561

      Non-Current Liabilities
         Other                                                    4,679             2,239             2,149
         Long term debt                                         137,639           154,979           157,629
         Deferred income taxes                                      442               443               304
                                                              ---------         ---------         ---------
            Total Non-Current Liabilities                       142,760           157,661           160,082

Total Liabilities                                               265,347           239,556           276,643

Shareholders' Equity (Deficit)
      Common stock                                                5,691             5,703             5,724
      Retained earnings                                         117,034           128,122           107,931
      Deferred compensation                                    (194,055)         (206,440)         (210,568)
      Foreign currency translation                                  (29)                2                --
      Excess of cost over market
      (shares committed to be
      released)                                                  (1,172)           (2,902)           (2,847)
                                                              ---------         ---------         ---------
Total Shareholders' Equity (Deficit)                            (72,531)          (75,515)          (99,760)

Total Liabilities and Shareholders' Equity (Deficit)          $ 192,816         $ 164,041           176,883
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

                                Herff Jones, Inc.
                 Condensed Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                            ------------------------------------
                                                            March 28, 1998        March 29, 1997
                                                            --------------        --------------
Cash flows from operating activities:
     Net income (loss)                                        $(10,332)              $(11,047)
        Adjustments to reconcile net income
        (loss) to net cash (used)
        provided by operating activities:
           Depreciation and amortization                         5,747                  5,153
           Amortization and write off of financing cost            665                    721
           ESOP compensation (before dividend exclusion)        15,105                 12,085
           Tax benefit of ESOP shares (market over cost)
               cost over market                                   (990)                   106
           Other                                                   (31)                   (11)
           (Gain) loss on disposal of property,
               plant and equipment, net                             (1)                    (2)
           Increase (decrease) in cash generated
           by changes in assets
           and liabilities
              Accounts receivable                               (2,916)                 1,894
              Inventories                                      (20,521)               (18,694)
              Prepaid expenses                                  (6,562)                (5,999)
              Trade accounts payable                             1,330                   (189)
              Salaries and wages                                   639                  1,567
              Interest payable                                  (3,370)                (3,338)
              Customer deposits                                 33,861                 30,263
              Commissions payable                               (4,179)                (4,463)
              Income taxes accrued                             (14,583)                (9,628)
              Deferred income taxes                                 (1)                   223
              Other accrued liabilities                          1,502                    544
                                                              --------               --------
        Total adjustments                                        5,695                 10,232
                                                              --------               --------
Net cash (used) provided by operating activities              $ (4,637)              $   (815)

Cash flows from investing activities:
     Proceeds from disposal of property,
          plant and equipment                                        2                     24
     Capital expenditures                                       (7,415)                (4,617)
                                                              --------               --------
Net cash (used) provided by investing activities              $ (7,413)              $ (4,593)

Cash flows from financing activities:
     Redemption of common shares                                   (12)                    (4)
     Premium on stock redemption                                  (186)                  (166)
     Dividends declared                                           (570)                  (381)
     Increase in revolver, net                                  27,269                 12,083
     Early extinguishment of debt                               (8,950)                    --
     Payment of long term debt                                  (7,727)                (7,107)
     Advance term payment                                           --                 (5,957)
                                                              --------               --------
Net cash (used) provided
     by financing activities                                  $  9,824               $ (1,532)

Cash and cash equivalents:
     Net increase (decrease)                                    (2,226)                (6,940)
     Beginning of period                                         5,843                  8,680
                                                              --------               --------
     End of period                                            $  3,617               $  1,740
                                                              ========               ========


See accompanying notes to unaudited condensed consolidated financial statements.

         Notes to Unaudited Condensed Consolidated Financial Statements
                        Nine Months Ended March 28, 1998
                        (Amounts in thousands of dollars)

Note 1 - Adjustments

    The unaudited condensed consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 28, 1998, and the results of its operations and cash flows for the three and nine month periods ended March 28, 1998. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, insofar as they relate to Part 1 of Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 28, 1997.

    The Company utilizes a 52/53 week fiscal year for accounting purposes ending on the last Saturday in June. Fiscal 1997 and fiscal 1998 each contains 52 weeks.

    Because of the seasonality of the Company's business, operating results on a quarterly basis are not indicative of operating results for the full year. Historically, the third fiscal quarter is the third highest sales quarter, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.



Note 2 - Allowance for Doubtful Accounts and Returns

                    March 28, 1998       June 28, 1997      March 29, 1997
                    --------------       -------------      --------------
                        $4,654            $   5,754             $3,733


Note 3 - Inventories

    The components of inventory balances are summarized below:

                                                March 28, 1998     June 28, 1997    March 29, 1997
                                                --------------     -------------    --------------

    Raw materials and supplies (includes gold)     $19,467          $16,736             $18,391
    Work-in-process                                 27,446           13,187              27,149
    Finished goods                                  11,571            8,040              10,095
                                                    ------         --------            --------
                                                   $58,484          $37,963             $55,635
                                                   =======          =======             =======

Note 4 - Financing

                                                  March 28, 1998         June 28, 1997        March 29, 1997
                                                  --------------         --------------       --------------
    Long-Term Debt consists of the following:

    Senior Bank Facility (Revolver)                   $27,269             $     -                 $27,122

    Senior Bank Facility (Term)                        30,029              37,756                  40,186

    Senior Subordinated Notes                         111,050             120,000                 120,000

    1994 Industrial Development
    Revenue Bonds Due in 2019                           7,600               7,600                   7,600
                                                   ----------           ---------                --------

                                                      175,948             165,356                 194,908

    Less:  Current Portion                            (38,308)            (10,377)                (37,279)
                                                  ------------        ------------                --------

    Long-Term Debt                                   $137,640            $154,979                $157,629
                                                     ========            ========                ========



Note 5 - Common Stock
                            March 28, 1998      June 28, 1997     March 29, 1997
                            --------------      -------------     --------------
         Common Shares
         -------------
         Authorized          16,500,000          16,500,000          16,500,000
         Outstanding          9,562,871           9,569,304           9,612,563


Note 6 - Statement of Shareholders' Equity


                                                                             Foreign                                      Total
                                            Common Stock        Retained    Currency       Deferred     Excess Cost    Shareholders'
                                       Shares       Amount      Earnings   Translation  Compensation  Over Market, Net    Equity
                                       ------       ------      --------   -----------  ------------  ----------------    ------
Balance June 28, 1997                 9,569,304   $    5,703   $  128,122     $    2     ($ 206,440)    ($   2,902)    ($  75,515)
----------------------------------
Stock Purchases                          (1,804)          (9)         (38)        --             --             --            (47)
Tax effect of cost over market of
ESOP shares committed to be
released, net                                --           --           --         --             --           (330)          (330)
Foreign currency translation
adjustment                                   --           --           --         (4)            --             --             (4)
Shares committed to be released              --           --           --         --          4,129            906          5,035
Net income (loss) for the quarter            --           --       (7,128)        --             --             --         (7,128)
                                     ----------   ----------   ----------     ------     ----------     ----------     ----------
Balance September 27, 1997            9,567,500   $    5,694   $  120,956     ($   2)    ($ 202,311)    ($   2,326)    ($  77,989)
---------------------------------    ==========   ==========   ==========     ======     ==========     ==========     ==========
Tax effect of cost over market of
ESOP shares committed to be
released, net                                --           --           --         --             --           (330)          (330)
Dividends declared on allocated
shares ($.28/share)                          --           --         (569)        --             --             --           (569)
Foreign currency translation
adjustment                                   --           --           --        (38)            --             --            (38)
Shares committed to be released              --           --           --         --          4,128            907          5,035
Net income for the quarter                   --           --        1,196         --             --             --          1,196
                                     ----------   ----------   ----------     ------     ----------     ----------     ----------
Balance  December 27, 1997            9,567,500   $    5,694   $  121,583     ($  40)    ($ 198,183)    ($   1,749)    ($  72,695)
---------------------------------    ==========   ==========   ==========     ======     ==========     ==========     ==========
Stock Purchases                          (4,629)          (3)          --         --             --             --             (3)
Tax effect of cost over market of
ESOP shares committed to be
released, net                                --           --           --         --             --           (330)          (330)
Foreign currency translation
adjustment                                   --           --           --         11             --             --             11
Shares committed to be released              --           --           --         --          4,128            907          5,035
Net income (loss) for the quarter            --           --       (4,549)        --             --             --         (4,549)
                                     ----------   ----------   ----------     ------     ----------     ----------     ----------
Balance March 28, 1998                9,562,871   $    5,691   $  117,034     ($  29)    ($ 194,055)    ($   1,172)    ($  72,531)
---------------------------------    ==========   ==========   ==========     ======     ==========     ==========     ==========

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

Note 7 - Extraordinary Item

During fiscal 1998 the Company repurchased $9.0 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit.


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



RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1997 and fiscal 1998 each contains 52 weeks. The Company's business is highly seasonal. Historically, sales in the third fiscal quarter are at the third highest level of the year. However, because of the seasonality of the Company's business, operating results on a quarterly or nine month basis are not necessarily indicative of operating results for the full year.


         For the third quarter ended March 28, 1998 and March 29, 1997.


         General. Net sales rose 10.0% to $64.1 million in fiscal 1998 from $58.3 million in fiscal 1997. Operating loss increased to $1.3 million in fiscal 1998 from $1.2 million in fiscal 1997. Net loss before the extraordinary item was $3.8 million in fiscal 1998 compared to $4.0 million in 1997. Net loss increased to $4.4 million in fiscal 1998 from $4.0 million in fiscal 1997.




         Net Sales. Net sales increased $5.8 million or 10.0% to $64.1 million in fiscal 1998 from $58.3 million in fiscal 1997. While sales increased to some extent in all product lines, the more significant increases were in the Jewelry, Fine Paper, and Education product lines. Increases were due to some unit growth and modest price increases.

         Cost Of Sales. Cost of sales increased $.4 million or 1.4% to $29.0 million in fiscal 1998 from $28.6 million in fiscal 1997. Cost of sales as a percentage of sales decreased to 45.3% in fiscal 1998 from 49.0% in fiscal 1997. The decrease was due primarily to improved operating performance in the Jewelry and Education product lines.

         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $4.4 million or 16.4% to $31.2 million in fiscal 1998 from $26.8 million in fiscal 1997. The increase was primarily attributable to an increase in the Company's commission expense, resulting from increased net sales in fiscal 1998 and increased expenses for payroll (which includes expense for the Long-Term Incentive Plan), information technology consulting in the Fine Paper and Cap and Gown product lines, and depreciation. Selling, general and administrative expense as a percentage of sales is 48.7% in fiscal 1998, compared to 46.0% in fiscal 1997.

         ESOP Compensation. ESOP compensation increased $1.0 million to $5.1 million in fiscal 1998 from $4.1 million in fiscal 1997. The ESOP compensation expense increase resulted from an increase in the estimated market value of the shares committed to be released.

         Loss from Operations. Operating losses increased $.1 million to $1.3 million in fiscal 1998 from $1.2 million in fiscal 1997. The increase was predominantly due to increased expenses for commissions, ESOP compensation, payroll, and information technology consulting.

         Interest Expense. Interest expense decreased $.2 million to $4.7 million in the third quarter of fiscal 1998 from $4.9 million in the corresponding quarter of fiscal 1997 due to a reduction of average debt outstanding.

         Income Tax Benefit. The third quarter income tax benefit was $2.1 million in both fiscal 1998 and in fiscal 1997.

         Income (Loss) Before Extraordinary Item. Net losses before the extraordinary item decreased to $3.8 million in fiscal 1998 compared to $4.0 million in 1997. The decrease was primarily attributable to increased operating performance in the Jewelry and Education product lines and reduced interest cost, partially offset by ESOP compensation and selling, general and administrative expenses, as discussed above.

         Extraordinary Item. During the third quarter the Company repurchased $9.0 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit.

         Net Loss. The third quarter net loss increased to $4.4 million from $4.0 million in fiscal 1997. The increase was due primarily to increases in ESOP compensation and selling, general and administrative expenses and the extraordinary loss on the repurchase of Senior Subordinated Notes from existing noteholders at a premium, partially offset by increased operating performance in the Jewelry and Education product lines and reduced interest cost, as discussed above.

         For the nine months ended March 28, 1998 and March 29, 1997.

         General. Net sales rose 9.0% to $188.8 million in fiscal 1998 from $173.2 million in fiscal 1997. Operating losses were $1.6 million in fiscal 1998 compared to $2.1 million in fiscal 1997. Net losses before the extraordinary item were $9.7 million in fiscal 1998 compared to $11.0 million in 1997. Net losses were $10.3 million in fiscal 1998 compared to a net loss of $11.0 million in fiscal 1997.

         Net Sales. Net sales increased $15.6 million or 9.0% to $188.8 million in fiscal 1998 from $173.2 million in fiscal 1997 due to sales increases in all product lines, with the most significant increases in the Jewelry, Fine Paper, Photography, and Education product lines. Increases were due to some unit growth and modest price increases.

         Cost Of Sales. Cost of sales increased $2.1 million or 2.3% to $94.7 million in fiscal 1998 from $92.6 million in fiscal 1997, primarily as a function of increased sales. Cost of sales as a percentage of sales decreased to 50.2% in fiscal 1998 from 53.5% in fiscal 1997, primarily because of improved operating performance in the Jewelry and Education product lines.

         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $10.2 million or 14.4% to $81.0 million in fiscal 1998 from $70.8 million in fiscal 1997. The increase was primarily attributable to increases in the Company's commission expense resulting from increased net sales in fiscal 1998, coupled with increases in compensation expense under the Long-Term Incentive Plan, information technology consulting in the Fine Paper and Cap and Gown product lines, sales incentives, and depreciation. Selling, general and administrative expense as a percentage of sales increased to 42.9% in fiscal 1998, from 40.9% in fiscal 1997, primarily due to the cost of commission expense and the Long-Term Incentive Plan.

         ESOP Compensation. ESOP compensation increased $2.9 million to $14.7 million in fiscal 1998 from $11.8 million in fiscal 1997. The increase in the current year expense over the comparable prior year amount results from an increase in the estimated market value of the shares committed to be released.

         Loss from Operations. Operating losses were $1.6 million in fiscal 1998 compared to $2.1 million in fiscal 1997. The improvement was predominantly due to increased profitability in the Jewelry and Education product lines, partially offset by increased ESOP compensation expense and selling, general and administrative expenses, as described above.

         Net Interest. Net interest expense decreased $1.3 million to $13.7 million in the first nine months of fiscal 1998 from $15.0 million in the corresponding nine months of fiscal 1997, due to a reduction in the average debt outstanding.

         Income Tax Benefit. The income tax benefit decreased to $5.6 million in fiscal 1998 compared to $6.1 million in fiscal 1997 due to a decrease in the loss for the nine month period.

         Income (Loss) Before Extraordinary Item. Net losses before the extraordinary item were $9.7 million in fiscal 1998 compared to $11.0 million in 1997. The decreased loss was primarily attributable to increased profitability in the Jewelry and Education product lines, coupled with a decrease in interest expense, offset somewhat by increased ESOP compensation expense and higher selling, general and administrative expenses.

         Extraordinary Item. During the third quarter the Company repurchased some of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit.


         Net Income (Loss). Net losses decreased $.7 million to a loss of $10.3 million in fiscal 1998 from a loss of $11.0 in fiscal 1997. The decreased loss was primarily attributable to increased profitability in the Jewelry and Education product lines, coupled with a decrease in interest expense, offset somewhat by increased ESOP compensation expense, higher selling, general and administrative expenses, and the repurchase of Senior Subordinated Notes at a premium, as discussed above.


FINANCIAL CONDITION AND LIQUIDITY

         The Company's business is highly seasonal. Historically the first nine months requires the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the spring shipments of graduation related products, the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year and the receipt of customer deposits for products that ship in the spring.

         The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at March 28, 1998, of $27.3 million of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $7.4 million and $4.6 million in the first nine months of fiscal 1998 and 1997, respectively. The increase over the prior year is attributable to increased expenditures for equipment in the Jewelry, Fine Paper, and Yearbook product lines, mostly related to information technology items.

         Income taxes accrued are a negative $5.0 million at March 28, 1998 compared to $9.5 million at June 28, 1997 and a negative $6.4 million at March 29, 1997. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The decreased tax benefit at the end of the third quarter compared to the prior year third quarter end is due to the effect of estimated dividends on allocated ESOP shares.

         For the nine months ended March 28, 1998, cash and cash equivalents declined $2.2 million to $3.6 million as compared to a decrease of $6.9 million to $1.7 million for the nine months ended March 29, 1997.

         Cash used by operating activities was $4.6 million in the nine months ended March 28, 1998, compared to $.8 million in the nine months ended March 29, 1997, as described below.

         Net losses were $10.3 million in the nine months of fiscal 1998 compared to $11.0 million in fiscal 1997. This was primarily attributable to increases in the Jewelry and Education product lines, coupled with a decrease in interest expense, partially offset by an increase in ESOP compensation expense, higher selling, general and administrative expenses, and the repurchase of Senior Subordinated Notes at a premium.

         Accounts Receivable increased $2.9 million in the first nine months of fiscal 1998 compared to a decline of $1.9 million in fiscal 1997. The change was primarily the result of increased sales in the first nine months of fiscal 1998 compared with fiscal 1997.

         Customer deposits increased $33.9 million in the first nine months of fiscal 1998 compared to an increase of $30.3 million in fiscal 1997. The larger increase was attributable to increases in deposits for spring sales in the Yearbook and Fine Paper product lines.

         Income taxes accrued decreased $14.6 million in the first nine months of fiscal 1998 compared to a decrease of $9.6 million in fiscal 1997. The increase in the decline was primarily attributable to a higher payment of taxes related to the prior fiscal year.

         Net cash used by investing activities was $7.4 million for the nine months ended March 28, 1998 compared to $4.6 million in the nine months ended March 29, 1997. The increase over prior year is attributable to higher 1998 capital expenditures in the Scholastic and Yearbook product lines.

         Net cash provided by financing activities was $9.8 million in the nine months ended March 28, 1998 compared to $1.5 million used in the nine months ended March 29, 1997. The Company's financing arrangements in fiscal 1997 required an additional, "advanced" payment on the term loan of $6.0 in the first half of fiscal 1997. Subsequently a 1997 amendment to those financing arrangements eliminated the requirement for advanced payments; therefore, there was not a corresponding advanced payment made during the nine months ended March 28, 1998. Additionally, the Company repurchased $9.0 million of its outstanding Senior Subordinated Notes and paid an additional $6.3 million income taxes during the fiscal 1998 period, which is reflected in the increase in the revolving credit line.

         Deferred Compensation at March 28, 1998 decreased to $194.1 million from $206.4 million at June 28, 1997 and $210.6 million at March 29, 1997. The decrease is the result of recording ESOP shares committed to be released.

                                                             SIGNATURE




Pursuant to the requirements of the Securities Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HERFF JONES, INC.
                                                   (Registrant)



                                                By:    / S / Lawrence F. Fehr
                                                       -------------------------
                                                       Lawrence F. Fehr
                                                       Vice President and
                                                       Chief Financial Officer

May 8, 1998