Form 10-K
period 1998-06-27
HERFF JONES INC
filed 1998-09-14
CIK 812549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K


(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      June 27, 1998


                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from         to


  Commission file number         33-96680


                                HERFF JONES, INC.
             (Exact name of registrant as specified in its charter)


              INDIANA                                        35-1637714
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


  4501 West 62nd Street, Indianapolis, Indiana                 46268
  (Address of principal executive offices)                   (Zip Code)



               Registrant's telephone number, including area code
                                 (317) 297-3740


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X) (Not Applicable)


     The aggregate market value of the voting stock held by non-affiliates of the registrant is $96,000**.
** Value based on management's most recent estimated share value.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 9,530,156 as of September 1, 1998.

  There are no documents incorporated by reference herein.

Voluntary Filing - effective January 30, 1998, Herff Jones, Inc. is not subject to filing requirements of the Securities Exchange Act of 1934.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

          Sales to the scholastic market tend to be highly seasonal. For example, orders for the Company's class rings are high in the fall with a view to delivery to students before the year-end holiday season. On the other hand, sales of the Company's fine paper products, yearbooks and caps and gowns are predominantly made in the spring months for delivery by graduation (i.e., May and June). Although the Company receives advance deposits for many products, it recognizes revenue only upon delivery of its products. Therefore, the Company's revenues tend to be higher toward the end of the calendar year and toward the end of the school year in late spring (the Company's second and fourth fiscal quarters). Selling expenses tend to represent a relatively high percentage of the Company's net sales because most of the Company's products are marketed locally through the efforts of independent sales representatives at individual schools and because of the highly customized nature of many of the Company's products.

          Demand for a majority of the Company's product lines is greatly affected by the population of high school and college students. The number of high school graduates, which declined significantly from 1980 to 1992, increased in 1993 for the first time since the 1970s (with the exception of two small increases in 1987 and 1988). According to U.S. Department of Education estimates, there were approximately 2.49 and 2.55 million U.S. high school graduates in 1995 and 1996 respectively. The U.S. Department of Education forecasts the number of high school graduates will reach 3.02 million by 2007.


ESOP

          General

         In November 1989, the Herff Jones, Inc. Employee Stock Ownership Plan (the "ESOP") purchased just over 30% of the common stock of the Company from shareholders. Pursuant to a plan of recapitalization adopted by the Company's Board of Directors in May 1995, effective as of August 22, 1995, (a) the Company's outstanding shares in three classes of common stock were converted to a single class of Common Stock on a share-for-share basis, (b) the ESOP purchased substantially all of the shares of Common Stock so converted held by shareholders other than the ESOP, (c) to fund its purchase of Common Stock, the ESOP borrowed approximately $188.3 million from the Company (the "ESOP Loan") and (d) the Company used the proceeds of the offering of the 11% Senior Subordinated Notes ("Subordinated Notes"), along with borrowings under a bank credit facility and internally generated cash from operations, to fund the ESOP Loan and to prepay its 8.05% Senior ESOP Notes. The foregoing transactions are sometimes referred to herein as the "ESOP Transactions". Prior to the ESOP Transactions, the ESOP held approximately 30% of the Company's outstanding shares of Common Stock, which it acquired with the proceeds of an initial loan in the amount of $89 million (the "Initial Loan"). In the ESOP Transactions, the Company loaned an additional $188.3 million to the ESOP to enable it to acquire substantially all of the remaining outstanding shares of Common Stock from existing shareholders (other than the ESOP) of the Company. Company shareholders tendered substantially all of their shares of Common Stock to the ESOP in the ESOP Transactions and thus, the ESOP now owns substantially all of the outstanding shares of Common Stock. This loan, combined with the Initial Loan, which was refinanced, resulted in a total new ESOP loan balance of approximately $258.1 million (the "ESOP Loan"), due over a period of 15 years and bearing interest at 9% per annum.


          Management believes that the increased ownership of the Common Stock by the ESOP will improve the Company's cash flow by reducing the Company's federal tax liability. As with the Initial Loan, the ESOP will repay the ESOP Loan using funds received from the Company in the form of ESOP contributions and dividends. Such ESOP contributions and dividends are expected to be tax deductible  to  the  Company  as  compensation  expense  within  the  applicable limitations of the Code. The Code limitations on deductibility of such contributions and dividends are effectively tied to the extent such payments are used to pay principal of the ESOP Loan. The ESOP is expected to repay the $258.1 million ESOP Loan to the Company over 15 years with level payments of principal and interest of approximately $32.0 million per year. The principal portion of these payments in the first full calendar year was approximately $9.0 million with approximately $23.0 million in interest. In the last full calendar year of the loan, the principal portion of ESOP Loan payments will amount to approximately $28.4 million with $3.3 million in interest. Thus, the proportion of the annual payments allocated to principal (and deductible by the Company for federal income tax purposes) will gradually increase over the 15-year term of the ESOP Loan. The tax deductibility of the $258.1 million in principal amount of the ESOP Loan over its 15-year term is expected by management to have a significant positive effect on the Company's cash flow. If current Code provisions allowing such deductibility were curtailed or repealed, the Company's cash flow and its ability to make scheduled payments on its indebtedness could be materially adversely affected.


Fiscal Year 1998 Compared to Fiscal Year 1997

General. Net sales rose 8.7% to $336.5 million in fiscal 1998 from $309.5 million in fiscal 1997. Operating profit increased 7.0% to $39.7 million in fiscal 1998 from $37.1 million in fiscal 1997. Net income before extraordinary item increased 29.9% to $14.0 million in fiscal 1998 from $10.8 million in fiscal 1997. Net income increased 14.0% to $12.3 million in fiscal 1998 from $10.8 million in fiscal 1997. Earnings per common share before extraordinary item increased 3.9% to $5.39 in fiscal 1998 from $5.19 in fiscal 1997. Earnings per share of common stock decreased 8.9% to $4.73 in fiscal 1998 from $5.19 in fiscal 1997.

Net Sales. Net sales increased $27.1 million or 8.7%, to $336.5 million in fiscal 1998 from $309.5 million in fiscal 1997, due to increased volume and modest price increases across all product lines. Volume increases approximated two thirds of the increase.

Cost of Sales. Cost of sales increased $6.0 million, or 4.0%, to $156.4 million in fiscal 1998 from $150.4 million in fiscal 1997, primarily as a function of increased sales. Cost of sales as a percentage of net sales decreased to 46.5% in fiscal 1998 from 48.6% in fiscal 1997. This decrease was due principally to reductions in material costs in all product lines, coupled with efficiency improvements in the Cap & Gown and Fine Paper product lines.

Selling and Administrative Expense. Selling and administrative expense increased $14.7 million, or 13.8%, to $121.4 million in fiscal 1998 from $106.7 million in fiscal 1997. This increase was predominantly due to the increase in the Company's commission expense resulting from increased net sales and increases in certain commission rates, increased costs for the long-term management incentive plan, increased depreciation, higher information technology consulting costs, and normal cost increases. Selling and administrative expense increased as a percentage of net sales to 36.1% in fiscal 1998 from 34.5% in fiscal 1997, primarily as a result of the increased commission rates in the Jewelry and Fine Paper product lines and the cost of the long-term management incentive plan.

ESOP Compensation. ESOP compensation increased $3.6 million, to $19.0 million in fiscal 1998 from $15.4 million in fiscal 1997 due to an increase in the estimated per share valuation.

Operating Profit. Operating profit increased $2.6 million, or 7.0%, to $39.7 million in fiscal 1998 from $37.1 million in fiscal 1997. This increase was predominantly due to strong operating performance in the Jewelry, Cap & Gown and Education product lines, partially offset by increased ESOP compensation expense.

Interest Expense. Interest expense decreased $2.4 million, or 11.9%, to $17.6 million in fiscal 1998 from $20.0 million in fiscal 1997, due primarily to lower levels of borrowing in fiscal 1998.

Income Taxes. Income taxes increased $1.8 million, or 28.6%, to $8.1 million in fiscal 1998 from $6.3 million in fiscal 1997 due to the increase in income before taxes.

Extraordinary Loss on Early Extinguishment of Debt, Net of Taxes. The Company reported an extraordinary item in fiscal 1998 due to the repurchase of $20,815 of Senior Subordinated Notes ("Notes"). The extraordinary item is the premium paid on the Notes, plus the write-off of previously deferred financing costs associated with the Notes, net of the applicable tax benefit.

Net Income. Net income increased $1.5 million, or 14.0%, to $12.3 million in fiscal 1998 from $10.8 million in fiscal 1997. Net income increased as a percentage of net sales to 3.7% in fiscal 1998 from 3.5% in fiscal 1997. Such increases were primarily the result of improved operating profit and lower interest expense.

Dividends. Two $.28 per share dividends were paid during fiscal 1998, totaling $5.3 million, a $.5 million increase from the $4.8 million ($.50 per share) of dividends paid in fiscal 1997. Essentially all of the $5.3 million of fiscal 1998 dividends were paid to the ESOP, which used such dividend income to make payments on the loan from the Company.

Fiscal Year 1997 Compared to Fiscal Year 1996

General. Net sales rose 9.4% to $309.5 million in fiscal 1997 from $282.9 million in fiscal 1996. Operating profit rose 20.5% to $37.1 million in fiscal 1997 from $30.8 million in fiscal 1996. Net income increased $8.8 million to $10.8 million in fiscal 1997 from $2.0 million in fiscal 1996. Earnings per share of common stock increased to $5.19 in fiscal 1997 from $.58 in fiscal 1996.

Net Sales. Net sales increased $26.6 million, or 9.4%, to $309.5 million in fiscal 1997 from $282.9 million in fiscal 1996, due primarily to increased sales at Delmar of $13.1 million reflecting a full years activity in fiscal 1997 compared to only two months activity in fiscal 1996. All product lines had increases which were due largely to modest price increases as unit volume remained fairly constant across most product lines, except for increases in Jewelry and Education.

Cost of Sales. Cost of sales increased $14.8 million, or 10.9%, to $150.4 million in fiscal 1997 from $135.6 million in fiscal 1996, primarily as a function of increased sales, coupled with a one-time charge to increase the reserve for returned product. Cost of sales as a percentage of net sales increased slightly to 48.6% in fiscal 1997 from 47.9 % in fiscal 1996. This increase was due principally to higher costs related to Delmar activity and the one-time charge to increase the reserve for returned product, partially offset by improved operating performance in the Jewelry, Cap & Gown and Yearbook product lines.

Selling and Administrative Expense. Selling and administrative expense increased $9.0 million, or 9.2%, to $106.7 million in fiscal 1997 from $97.7 million in fiscal 1996. This increase was predominantly due to the increase in the Company's commission expense resulting from increased net sales in fiscal 1997, coupled with a full year of expenses for Delmar and normal cost increases. However, despite the dollar increase in selling and administrative expense during fiscal 1997, selling and administrative expense remained at 34.5% of net sales.

ESOP Compensation. ESOP compensation decreased $1.3 million, or 7.8%, to $15.4 million in fiscal 1997 from $16.7 million in fiscal 1996 due to the elimination of a $4.0 million charge in fiscal 1996 for employee service in the prior year, partially offset by the effect of an increase in the per share valuation.

Restructuring Charge. The Company incurred a restructuring charge of $2.1 million in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program. All of the restructuring charges were paid in fiscal 1996.

Operating Profit. Operating profit increased $6.3 million, or 20.5%, to $37.1 million in fiscal 1997 from $30.8 million in fiscal 1996. This increase was predominantly due to strong sales and operational performance by the Jewelry, Cap & Gown and Yearbook product lines, coupled with the non-recurrence of the restructuring charge taken in fiscal 1996.

Interest Income and Expense. Interest income decreased $.6 million, or 100.0%, to $0.0 million in fiscal 1997 from $.6 million in fiscal 1996 due to the elimination of the Company's investments in marketable securities and cash equivalents. Interest expense increased $.5 million, or 2.8%, to $20.0 million in fiscal 1997 from $19.5 million in fiscal 1996. This increase was the result of a full year of borrowings associated with the recapitalization in fiscal 1997 compared to about 10 months of borrowings in fiscal 1996.

Income Taxes. Income taxes increased $2.2 million, or 53.7%, to $6.3 million in fiscal 1997 from $4.1 million in fiscal 1996 due to the increase in income before taxes.

Net Income. Net income increased $8.8 million, to $10.8 million in fiscal 1997 from $2.0 million in fiscal 1996. Net income increased as a percentage of net sales to 3.5% in fiscal 1997 from .7% in fiscal 1996. Such increases were primarily the result of improved operating profit and the non-recurrence of the extraordinary item in 1996.

Dividends. Two $.25 per share dividends were paid during fiscal 1997, totaling $4.8 million, a $2.0 million decrease from the $6.8 million ($.70 per share) in dividends paid in fiscal 1996. Essentially all of the $4.8 million of fiscal 1997 dividends were paid to the ESOP which used such dividend income to make payments on the loan from the Company.

Earnings Per Share. Earnings per share increased to $5.19 per share in fiscal 1997 from $.58 per share in fiscal 1996. Beginning in fiscal 1996, the weighted average number of common shares outstanding was calculated using only allocated shares and shares committed to be released.

Impact of Inflation

          Although increases in demand for, or costs of, certain materials can adversely affect the Company's operations, the Company historically has been able to increase its selling prices to offset increased costs. Price competition, however, can affect the ability of the Company to increase its selling prices to reflect such increased costs. Significant increases in the price of gold have historically resulted, to some degree, in customers switching their preference from precious metal rings to non-precious metal rings. In general, the Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability.

          The Company requires significant amounts of gold for the manufacture of jewelry and minimizes its exposure to fluctuations in the price of gold in two ways. First, the Company resets its ring prices every two weeks to reflect the current price of gold. Second, it finances its gold inventory requirements through an arrangement with two suppliers whereby it leases certain gold inventories not yet committed to manufacture at an effective annual rate of 3.0% to 5.0% of the market value of the gold. The Company purchases the gold only after it is committed to the manufacture of a ring. As part of the arrangement, the suppliers hold a security interest in, and lien upon, gold inventory owned by the Company. The Company believes its gold financing arrangement is on favorable terms and enables the Company to effectively hedge against fluctuations in the spot price of gold.

Seasonality, Liquidity and Capital Resources

          The Company is engaged in a highly seasonal business. For fiscal 1998, approximately 22% of the Company's sales occurred between October and December (the Company's second fiscal quarter), due primarily to sales of class rings and school photographs, while approximately 44% of sales occurred in the spring (the Company's fourth fiscal quarter), due primarily to yearbook sales, cap and gown sales and rentals, and sales of graduation announcements and diplomas. As such, the Company's fourth quarter revenues are its largest due to graduation related sales, specifically yearbooks, fine paper and caps and gowns. Second quarter revenues are the Company's second largest due primarily to fall delivery of school photographs and class rings prior to the holidays.

The following table sets forth the Company's net sales and operating profit for the periods indicated (unaudited):

                        First Quarter       Second Quarter       Third Quarter      Fourth Quarter
                        -------------       --------------       -------------      --------------
Net Sales
---------
     Fiscal 1998            $50,064             $74,574              $64,114             $147,790
     Fiscal 1997             46,656              68,288               58,264              136,281
     Fiscal 1996             43,543              56,275               50,239              132,884

Operating Profit
----------------
     Fiscal 1998            $(6,795)             $6,502              $(1,269)             $41,252
     Fiscal 1997             (7,965)              7,080               (1,203)              39,181
     Fiscal 1996             (8,767)              4,665               (1,295)              36,188

          The Company's primary source of cash is operating profit from the sale of its products and its primary uses of cash are capital expenditures, payment of debt and dividends for fiscal years prior to the ESOP Transactions. The Company has historically experienced an operating loss during its first fiscal quarter (ending in September) and its working capital requirements tend to exceed its operating cash flows in the months of August through October. The Company reduces its working capital needs throughout the fiscal year with customer deposits and progress payments. These steps notwithstanding, since the ESOP Transactions, the Company has been required to incur working capital borrowings. These working capital borrowings fluctuate and are generally lower in the summer months and higher throughout the remainder of the year. These amounts have been and are expected to continue to be financed through a $60.0 million revolving credit facility under the Credit Agreement, described below. Ongoing seasonal borrowings during fiscal 1998 peaked at approximately $39.0 million and averaged approximately $20.2 million. For both tax and accounting purposes, ESOP contributions are non-cash expenses of the Company because funds paid to the ESOP are then repaid to the Company pursuant to the ESOP Loan.

          The Company will be required to repurchase shares: (a) from the ESOP to provide for cash distributions to participants, or (b) from retiring participants who receive distributions of shares from the ESOP, or (c) to accommodate investment diversification requirements of the ESOP for participants nearing retirement. Such repurchase obligations approximated 39,000 shares for the plan year ending December 31, 1998 and are projected to vary between approximately 39,000 shares and 100,000 shares per year, and are estimated to amount to 491,000 shares in the aggregate, through the plan year ended December 31, 2004. These forward-looking projections could vary materially based on important factors, including the number and account values of employees who become eligible for investment diversification or distributions from the ESOP or who exercise put options following distributions of their allocated shares.

          In connection with the ESOP Transactions, the Company issued $120 million of 11% Senior Subordinated Notes, due 2005 (the "Subordinated Notes"). The Company also entered into a credit agreement (the "Credit Agreement") pursuant to which BankBoston, N.A. and other financial institutions named therein have provided the Company with a $120.0 million credit facility, which includes a $60.0 million senior secured term loan (the "Term Loan") and a $60.0 million senior secured revolving credit facility (the "Revolving Credit Facility"), which includes a letter of credit facility with a $12.0 million sublimit. The Term Loan and the Revolving Credit Facility have a final maturity of September 30, 2000. As a result of the issuance of the Subordinated Notes and the incurrence of additional indebtedness under the Credit Agreement to effect the ESOP Transactions, as well as working capital borrowings, the Company has significant interest expense and interest expense is expected to remain significant for a number of years.

          Covenants under the indenture governing the Subordinated Notes and the Credit Agreement restrict the Company's ability to incur additional indebtedness, pay dividends or make other distributions, redeem equity interests or subordinated indebtedness, create dividend or other payment restrictions affecting subsidiaries, make certain investments, engage in transactions with affiliates, create liens, sell assets, or merge, consolidate or transfer substantially all of its assets, among other things. See Note 6 to the Company's financial statements set forth herein under Item 8.

          The Company has historically generated strong cash flow from operations and has had modest capital requirements. These characteristics are expected to continue. The Company currently believes that its operating cash flow, together with seasonal working capital borrowings, will be sufficient to meet the ongoing capital requirements of its business, including payments of interest and principal on the Subordinated Notes, repayments of borrowings under the Credit Agreement and share repurchase obligations, although no assurances to that effect can be given.

          Net cash provided by operating activities was $37.2 million in fiscal 1998 down from $37.4 million in fiscal 1997 and up from $26.8 million in fiscal 1996. The decrease from fiscal 1997 was primarily the result of the decrease in cash resulting from an increase in accounts receivable, mostly offset by an increase in net income and depreciation. The increase in fiscal 1997 from fiscal 1996 was primarily the result of the increase in net income.

          Cash flows from investing activities represented a usage of $8.8 million in fiscal 1998 compared to a usage in fiscal 1997 of $7.5 million and a usage of $13.3 million in fiscal 1996. The increase in funds used in fiscal 1998 compared to fiscal 1997 was primarily the result of an increase in capital expenditures. The decrease in funds used by investing activities in fiscal 1997 compared to fiscal 1996 was due to the Delmar acquisition in 1996 partially offset by the 1996 sale of marketable securities and increased capital expenditures in 1997. The capital expenditures in fiscal 1998 of $8.8 million were generally for maintenance of property and equipment, and investments in technology. The higher capital expenditures in fiscal 1997 as compared to 1996 were the result of higher spending for technology. The Company expects cash generated from operations plus the working capital facility portion of the Credit Agreement to be adequate to meet anticipated capital needs in future years.

          As mentioned above, the Company acquired certain assets and assumed certain liabilities of Delmar for a net purchase price of $15,332 in fiscal 1996. The Delmar acquisition was financed with funds from the Credit Agreement and on-going working capital requirements for the acquisition will also be financed from the Credit Agreement. The acquisition is expected to contribute significantly to sales in the Yearbook and Photography product lines over the long-term.

          Cash flows from financing activities represent a usage of $25.3 million in fiscal 1998 compared to a usage of $32.7 million in fiscal 1997. The primary reason for the decrease in fiscal 1998 compared to fiscal 1997 was a reduction in the payment of debt. Cash flows used by financing activities were $32.7 million in fiscal 1997 compared to $79.4 million in fiscal 1996. The primary reason for the decrease in fiscal 1997 from fiscal 1996 was the result of the purchase of shares by the ESOP Trust and the prepayment of the previous ESOP debt partially offset by new borrowings and related financing costs by the Company. Pursuant to the Credit Agreement, a required advance payment in addition to the scheduled amortization payments on the Term Loan of $6.0 million was made in the first quarter of 1997. Subsequently, a 1997 amendment eliminated the requirement for advance payments.

NEW ACCOUNTING PRONOUNCEMENTS

          The Financial Accounting Standards Board issued FASB No. 130, "Reporting Comprehensive Income," FASB No. 131, "Disclosure about Segments of an Enterprise and Related Information," FASB No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 130 establishes standards for reporting and presenting comprehensive income and its components. FASB No. 131 establishes standards for defining operating segments and reporting certain information regarding operating segments. FASB No. 132 refines standard disclosure requirements for pension and other postretirement benefits. FASB Nos. 130, 131 and 132 are effective in fiscal 1999. The Company does not believe that FASB Nos. 130, 131 and 132 will have a material impact on its financial statements. If the Company determines that it has a reporting obligation under the new standards, the necessary information will be disclosed as part of the Company's financial reporting when effective. FASB No. 133, effective in fiscal 2000, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in contracts and for hedging activities. The Company does not believe that FASB No. 133 will have a material impact on its financial statements.

COMMITMENTS AND CONTINGENCIES

          Herff Jones has an agreement with a national bank association (the "Bank") and a precious metal broker (the "Broker") under which gold inventory is shipped on consignment to Herff Jones. Title to such gold inventory remains with the Bank and the Broker until Herff Jones has paid for amounts used. The amount of consigned gold inventory with the Bank is limited to the lesser of 21,500 troy ounces, a fair market value of $9,000 or 95% of Herff Jones' entire troy ounce gold inventory. The amount of consigned gold inventory with the Broker is limited to the lesser of 10,000 troy ounces or a fair market value of $4,500. In the event that gold held on consignment exceeds any consignment limit, Herff Jones must transfer the excess gold to the Bank or the Broker or any of its authorized agents or pay for such excess. In addition, Herff Jones must pay a monthly consignment fee for the use of such gold inventory on consignment. Herff Jones bears the risk of loss, theft, damage or destruction of such gold inventory ($6,064 at June 27, 1998 and $6,876 at June 28, 1997) for which appropriate insurance coverage has been obtained.

Year 2000 Conversion Costs

          In fiscal 1994, the Company embarked on a program to change all its business systems to a client server platform. One of those systems was completed in fiscal 1998, and four others are scheduled for completion in fiscal 1999. The systems that won't be converted by the end of fiscal 1999 have been modified to make them year 2000 compliant. The year 2000 project cost was approximately $1.5 million which included $1.0 million to purchase and implement new hardware and software that was capitalized and $.5 million that was expensed as incurred. There are no material additional expenditures required to be year 2000 compliant. The year 2000 is not expected to have a material affect on Herff Jones' operations.

          The foregoing discussion contains forward-looking statements regarding the adequacy of the Company's anticipated cash flows and capital resources. Such statements are subject to important factors that could cause management's projections and compliance by its information systems with year 2000 programming issues to be materially inaccurate. Such factors include (i) the rates of retiring and terminating ESOP participants and participants becoming entitled to investment diversification rights whose accounts must be liquidated in whole or in part by means of repurchase of shares by the Company from the ESOP, or (ii) the Company's potential requirements for extraordinary capital expenditures to fund acquisitions (should favorable opportunities arise) or improvements of management information systems and to maintain or improve the competitiveness of Company products.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

Index to Financial Statements

Financial Statements:

          Report of Independent Accountants
          Consolidated Balance Sheet as of June 27, 1998
              and June 28, 1997
          Consolidated Statement of Income for the years ended June 27, 1998, June 28, 1997 and June 29, 1996
          Consolidated  Statement  of  Shareholders'  Equity for the years ended
              June 27, 1998, June 28, 1997 and June 29, 1996
          Consolidated  Statement  of Cash  Flows for the years  ended  June 27,
              1998, June 28, 1997 and June 29, 1996
          Notes to Consolidated Financial Statements
          Financial Statement Schedules for the three years ended June 27, 1998

          VIII.   Valuation and Qualifying Accounts and Reserves

           X.     Supplemental Statement of Income Information.

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                   (Letterhead of PricewaterhouseCoopers LLP)








July 31, 1998


                        Report of Independent Accountants
                        ---------------------------------


To the Board of Directors and
     Shareholders of Herff Jones, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Herff Jones, Inc. and its subsidiaries at June 27, 1998 and June 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                                  /s/PricewaterhouseCoopers LLP
                                                  -----------------------------
                                                     Indianapolis, Indiana

                                HERFF JONES, INC.
                                -----------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                         JUNE 27, 1998 AND JUNE 28, 1997
                         -------------------------------
                        (Amounts in thousands of dollars,
                             except for share data)

Assets                                                                  1998           1997
------                                                               ---------      ---------
     Current Assets:
         Cash and cash equivalents                                   $   8,964      $   5,843
         Accounts receivable, less allowances of
              $5,744 (1998) and $5,754 (1997) for
              returns and doubtful accounts                             64,689         55,709
         Inventories                                                    39,526         37,963
         Prepaid expenses                                                2,321          1,816
         Deferred income taxes                                          10,887          9,106
                                                                     ---------      ---------
              Total Current Assets                                     126,387        110,437

     Deferred income taxes                                               1,668            ---
     Deferred financing cost, net and other assets                       3,454          4,590
     Property, plant and equipment, net                                 48,868         49,014
                                                                     ---------      ---------

              Total Assets                                           $ 180,377      $ 164,041
                                                                     =========      =========

Liabilities and Shareholders' Equity
------------------------------------
     Current Liabilities:
         Trade accounts payable                                      $   6,625      $   5,856
         Salaries and wages payable                                      5,430          5,048
         Interest payable                                                4,190          5,082
         Customer deposits                                              18,861         19,508
         Commissions payable                                            22,064         16,864
         Income taxes accrued                                           12,199          9,547
         Other accrued liabilities                                       9,201          9,613
         Current portion of long-term debt                              19,678         10,377
                                                                     ---------      ---------
              Total Current Liabilities                                 98,248         81,895

     Other                                                               6,232          2,239
     Long-term debt                                                    122,903        154,979
     Deferred income taxes                                                 ---            443
                                                                     ---------      ---------

              Total Liabilities                                        227,383        239,556
                                                                     ---------      ---------

     Commitments and Contingencies

     Shareholders' Equity (Deficit):
         Common stock - No par value, shares authorized
              -16,500,000; shares issued and outstanding
              -9,530,156 (1998) and 9,569,304 (1997)                     5,683          5,703
         Retained earnings                                             137,885        128,122
         Deferred compensation                                        (189,927)      (206,440)
         Foreign currency translation                                      (60)             2
         Excess of cost over market (shares committed
         to be released)                                                  (587)        (2,902)
                                                                     ---------      ---------
              Total Shareholders' Equity (Deficit)                     (47,006)       (75,515)
                                                                     ---------      ---------

              Total Liabilities & Shareholders' Equity (Deficit)     $ 180,377      $ 164,041
                                                                     =========      =========




                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.
                                -----------------

                         CONSOLIDATED STATEMENT OF INCOME
                         --------------------------------

       FOR THE YEARS ENDED JUNE 27, 1998, JUNE 28, 1998 AND JUNE 29, 1996
       ------------------------------------------------------------------
                        (Amounts in thousands of dollars
                             except for share data)


                                                                       1998             1997            1996
                                                                    -----------      -----------     -----------
Net sales                                                           $   336,542      $   309,489     $   282,941

Cost of sales (excludes ESOP compensation)                              156,441          150,373         135,625

Selling and administrative expenses                                     121,410          106,666          97,719
(excludes ESOP compensation)

ESOP compensation

    Current year service                                                 19,001           15,357          12,632
    Prior year service                                                      ---              ---           4,033

Restructuring charge                                                        ---              ---           2,141
                                                                    -----------      -----------     -----------
Operating profit                                                         39,690           37,093          30,791

Interest income                                                              62               15             627

Interest expense                                                         17,648           20,031          19,482
                                                                    -----------      -----------     -----------
Income before taxes                                                      22,104           17,077          11,936

Income taxes                                                              8,089            6,292           4,094
                                                                    -----------      -----------     -----------

Net income before extraordinary item                                     14,015           10,785           7,842

Extraordinary item:  Loss on early extinguishment of debt, less
applicable tax benefit of $989 (1998) and $3,621 (1996)                  (1,715)             ---          (5,884)
                                                                    -----------      -----------     -----------

Net income                                                          $    12,300      $    10,785     $     1,958
                                                                    ===========      ===========     ===========

Per common share:
Net income before extraordinary item                                $      5.39      $      5.19     $      2.32
Extraordinary item                                                         (.66)             ---           (1.74)
                                                                    -----------      -----------     -----------
Net income                                                          $      4.73      $      5.19     $       .58
                                                                    ===========      ===========     ===========
Weighted average number of
common shares outstanding                                             2,599,635        2,076,431       3,383,379
                                                                    ===========      ===========     ===========










                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.
                                -----------------

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 ----------------------------------------------

       FOR THE YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
       ------------------------------------------------------------------
                        (Amounts in thousands of dollars
                             except for share data)



                                                                      Foreign                        Excess            Total
                                Common Stock            Retained     Currency       Deferred        Cost Over        Shareholders'
                            Shares        Amount        Earnings   Translation   Compensation        Market        Equity (Deficit)
                            ------        ------        --------   -----------   ------------      ----------      -----------------
Balance June 24, 1995     9,640,468        $5,745       $121,234       $     6     $ (56,367)         $   ---         $  70,618
                          =========        ======       ========       =======     =========          =======         =========
Dividends declared
($.70/share)                    ---           ---         (3,221)          ---          ---               ---            (3,221)
Stock purchases             (21,472)         (17)           (446)          ---          ---               ---              (463)
Shares committed to be
released                        ---           ---            ---           ---       21,692            (4,389)           17,303
Tax benefit of cost over
market of ESOP shares
committed to be released        ---           ---            ---           ---          ---             1,736             1,736
ESOP share purchase             ---           ---            ---           ---     (188,278)              ---          (188,278)
Foreign currency
translation                     ---           ---            ---             5          ---               ---                 5
Net income                      ---           ---          1,958           ---          ---               ---             1,958
                          ---------        ------       --------       -------    ---------           -------         ---------
Balance June 29, 1996     9,618,996        $5,728       $119,525       $    11    $(222,953)          $(2,653)        $(100,342)
                          =========        ======       ========       =======    =========           =======         =========
Dividends declared
($.50/share)                    ---           ---          (906)           ---          ---               ---              (906)
Stock purchases             (49,692)         (25)        (1,282)           ---          ---               ---            (1,307)
Shares committed to be
released                        ---           ---           ---            ---       16,513              (400)           16,113
Tax benefit of cost over
market of ESOP shares
committed to be released        ---           ---           ---            ---          ---               151               151
Foreign currency
translation                     ---           ---           ---             (9)         ---               ---                (9)
Net income                      ---           ---        10,785                         ---               ---            10,785
                          ---------        ------       --------       -------    ---------           -------         ---------
Balance June 28, 1997     9,569,304        $5,703       $128,122       $     2    $(206,440)          $(2,902)        $ (75,515)
                          =========        ======       ========       =======    =========           =======         =========
Dividends declared
($.56/share)                    ---           ---        (1,296)           ---          ---               ---            (1,296)
Stock purchases             (39,148)         (20)        (1,241)           ---          ---               ---            (1,261)
Shares committed to be
released                        ---           ---           ---            ---       16,513             3,635            20,148
Tax benefit of cost over
market of ESOP shares
committed to be released        ---           ---           ---            ---          ---            (1,320)           (1,320)
Foreign currency
translation                     ---           ---           ---            (62)         ---               ---               (62)
Net income                      ---           ---         12,300           ---          ---               ---            12,300
                          ---------        ------       --------       -------    ---------           -------         ---------
Balance June 27, 1998     9,530,156        $5,683       $137,885       $   (60)   $(189,927)          $  (587)        $ (47,006)
                          =========        ======       ========       =======    =========           =======         =========







                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.
                                -----------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

       FOR THE YEARS ENDED JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
       ------------------------------------------------------------------
                       (Amounts in thousands of dollars)

                                                                                        1998           1997           1996
                                                                                     ---------      ---------      ---------
Cash flows from operating activities:
     Net income                                                                      $  12,300      $  10,785      $   1,958
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                                                   8,726          7,465          5,802
         Amortization and write off of financing cost                                    1,093            991          1,298
         ESOP compensation (before dividend exclusion)                                  20,148         16,113         17,303
         Tax benefit of ESOP                                                            (1,320)           151          1,736
         Long-term incentive plan expense                                                4,132            541            ---
         Other                                                                             (62)            (9)             5
         (Gain) loss on disposal of property, plant and equipment                          188             89           (408)
         Increase  (decrease)  in  cash  generated  by  changes  in  assets  and liabilities, net of effects from acquisition of business:
              Accounts receivable                                                       (8,980)        (1,643)         1,595
              Inventories                                                               (1,563)        (1,022)         5,115
              Prepaid expenses                                                            (505)           835           (911)
              Other assets                                                                  43             22            298
              Trade accounts payable                                                       769         (1,685)         2,099
              Salaries and wages                                                           382            980           (437)
              Interest Payable                                                            (892)           (75)         3,996
              Customer deposits                                                           (647)          (348)        (2,122)
              Commissions payable                                                        5,200          2,007            175
              Income taxes payable                                                       2,652          6,347         (7,228)
              Deferred income taxes                                                     (3,892)        (3,423)        (2,426)
              Other accrued liabilities                                                   (551)          (685)        (1,021)
                                                                                     ---------      ---------      ---------
         Total Adjustments                                                              24,921         26,651         24,869
                                                                                     ---------      ---------      ---------
         Net cash provided by operating activities                                      37,221         37,436         26,827
                                                                                     ---------      ---------      ---------

Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment                                47             29            503
     Capital expenditures                                                               (8,815)        (7,556)        (4,722)
     Acquisition of business                                                               ---            ---        (15,332)
     Sale of marketable securities                                                         ---            ---          6,219
                                                                                     ---------      ---------      ---------
     Net cash used by investing activities                                              (8,768)        (7,527)       (13,332)
                                                                                     ---------      ---------      ---------
Cash flows from financing activities:
     Redemptions of common stock                                                        (1,261)        (1,307)          (463)
     Dividends declared                                                                 (1,296)          (906)        (3,221)
     Decrease in long-term debt                                                        (31,192)        (9,537)        (6,750)
     Increase (decrease) in the revolver, net                                            8,417        (15,039)       (21,607)
     Advance term loan payment                                                             ---         (5,957)           ---
     Financing cost incurred                                                               ---            ---         (5,854)
     New borrowings                                                                        ---            ---        216,646
     Purchase of shares by the ESOP Trust                                                  ---            ---       (188,278)
     Payment on ESOP debt                                                                  ---            ---        (69,826)
                                                                                     ---------      ---------      ---------
     Net cash used by financing activities                                             (25,332)       (32,746)       (79,353)
                                                                                     ---------      ---------      ---------

Cash and Cash Equivalents:
     Net increase (decrease)                                                             3,121         (2,837)       (65,858)
     Beginning of year                                                                   5,843          8,680         74,538
                                                                                     ---------      ---------      ---------
     End of year                                                                     $   8,964      $   5,843      $   8,680
                                                                                     =========      =========      =========
Supplemental cash flow information:
     Cash paid during the year for:
         Interest                                                                    $  17,846      $  18,570      $  13,853
         Income taxes                                                                $   9,633      $   3,206      $   8,415
         Dividends                                                                         ---            ---      $   3,374

     Acquisition of business:
         Assets acquired                                                                   ---            ---      $  24,547
         Liabilities assumed                                                               ---            ---         (9,215)
                                                                                                                   ---------
         Net purchase price                                                                ---            ---      $  15,332

                (See Notes to Consolidated Financial Statements.)

                                HERFF JONES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 JUNE 27, 1998, JUNE 28, 1997 AND JUNE 29, 1996
                 ----------------------------------------------


                        (Amounts in thousands of dollars
                             except for share data)


NOTE 1 - BUSINESS OF HERFF JONES, INC. (HERFF JONES)
----------------------------------------------------

Herff Jones is essentially in one line of business; the manufacture and sale of recognition, education, achievement and motivation products for the scholastic and commercial markets; including instructional materials and programs for the classroom; and photographic services.

Products include high school and college rings, medals, pins, awards, diplomas, graduation announcements and accessory items, yearbooks, caps and gowns; senior portraits, underclass school pictures and photography finishing for the professional photographer; classroom instructional materials including maps, globes, anatomical models and multi-media teaching programs; and similar jewelry and award items for the commercial market.

Its products are marketed to schools and businesses nationwide and in Canada and Puerto Rico by approximately 700 sales representatives, most of whom are independent contractors who are paid commissions.

NOTE 2 - FISCAL 1996 RECAPITALIZATION
-------------------------------------

On June 15, 1995, management of the Company distributed to shareholders a proxy statement describing a proposed transaction whereby the Company-sponsored ESOP trust ("ESOP") would acquire substantially all the outstanding shares of Company stock that it did not already own. This plan of recapitalization became effective as of August 22, 1995. The recapitalization significantly changed the Company's financial condition, adding substantial indebtedness which, coupled with the adoption of new ESOP accounting standards, resulted in a deficit shareholders' equity position. The transaction resulted in the ESOP obtaining control of the Company and the Company incurring significant additional indebtedness (approximately $135,000, including the issuance of $120,000 in aggregate principal amount of 11% Senior Subordinated Notes due 2005 ("Notes")). The proceeds from the transaction were loaned, along with other Company funds, by the Company to the ESOP to enable it to effect the transaction. The recapitalization resulted in a significant prepayment fee (approximately $9,505) on the payoff of the Senior ESOP Notes, which was recorded as an extraordinary charge in fiscal 1996.

NOTE 3 - ACCOUNTING POLICIES
----------------------------

The major accounting policies and practices followed by Herff Jones are as follows:

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Herff Jones and its wholly-owned subsidiaries, Herff Jones Canada, Inc. (hereafter referred to as "Herff Jones Canada") and The Herff Jones Company of Indiana, Inc. The Company utilizes a 52/53 week year for accounting purposes ending on the last Saturday in June. Fiscal 1996 contained 53 weeks, the additional week was included in the first quarter ended September 30, 1995. Fiscal 1997 and 1998 contained 52 weeks. All significant inter-company transactions and balances have been eliminated in consolidation. Foreign operations are immaterial.

FOREIGN CURRENCY TRANSLATION - The financial statements of Herff Jones Canada have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Accordingly, assets and liabilities are translated at the rate in existence at the balance sheet date. Revenue and expense items are translated at average rates prevailing during the year. Any translation gains and losses are accumulated as a separate component of shareholders' equity.

CASH AND CASH EQUIVALENTS - For purposes of balance sheet and statement of cash flows classification, investments with maturities of three months or less from date of purchase are deemed to be cash equivalents.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out basis) or market with the exception of gold inventories which are stated at the lower of the last-in, first-out (LIFO) cost method or market.

DEFERRED FINANCING - Deferred financing costs are amortized over the term of the related debt.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation.

Depreciation is provided on a straight-line basis for financial reporting and on an accelerated basis for income tax purposes over the following estimated useful lives of the assets:

     Building and leasehold improvements                       10 to 35 years
     Machinery and equipment                                    5 to 10 years
     Furniture and fixtures                                     3 to 10 years
     Rental cap and gown stock                                  6 to 10 years

The carrying value of property, plant and equipment is assessed when circumstances indicate that carrying value may be impaired or not recoverable. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at fair value.

Maintenance and repairs are charged to expense as incurred. Cost of renewals and betterments are capitalized and depreciated using the applicable rates.

REVENUE RECOGNITION - Revenue and related costs are recognized when the product is shipped to the customer.

COMMISSIONS - The Company provides advances to sales representatives, which are offset by commissions earned. For both tax and financial reporting purposes, salesman advances paid in excess of commission earned, which are deemed uncollectible, are charged to expense.

ESOP PLAN - During fiscal 1990, the Company established a leveraged employee stock ownership plan (the "Plan") which covers substantially all U.S. non-union employees. On November 9, 1989, the ESOP purchased just over 30% of the common stock of the Company from shareholders using proceeds of the 1989 Senior ESOP Notes, which were prepaid in fiscal 1996. In May 1995, the Company's Board of Directors adopted a plan of recapitalization which resulted in the August 1995 purchase, by the ESOP, of substantially all shares of the Company's common stock that it did not already hold (6,724,200 shares).

The Plan is non-contributory and is funded through annual Company contributions equal to the Plan's debt service less dividends received by the Plan. All dividends received by the Plan are used for debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to eligible active employees. The Company accounts for its ESOP in accordance with AICPA SOP 93-6, "Employers' Accounting For Employee Stock Ownership Plans." Accordingly, the cost of the unallocated shares pledged as collateral is reported as deferred compensation in the balance sheet. As shares are committed to be released and allocated to employee accounts, the Company reports ESOP compensation expense equal to the most recent estimate of the fair value of the shares, and the shares become outstanding for earnings-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings.

Shares of the Company's stock are allocated to employees' accounts, based on dividends paid and compensation levels, in essentially equal annual amounts over the life of the ESOP debt (through December 2009). Upon retirement (at the normal retirement age), or earlier termination (assuming the ESOP loan has been repaid), the employee can request that the Company buy his/her shares at the latest price determined by an annual valuation.

Since there is no market for the Company's shares, an annual valuation of the shares is performed by an independent valuation firm. Between annual valuations, management estimates fair value for purposes of recording ESOP compensation expense. The latest annual valuations were $32.50 and $26.30 per share and were performed after the close of the fiscal year ended June 28, 1997 and June 29, 1996, respectively. Management's estimate of the fair value of the Company's shares as of June 27, 1998 is $39.00 per share. In accordance with the ESOP plan requirements, the independent valuation of the June 27, 1998 share value will be prepared and presented to the ESOP Administrative Committee in September, 1998.

At June 27, 1998 and June 28, 1997, the ESOP shares were as follows:

                                                    1998               1997
                                                 ---------          ----------
Allocated Shares                                 2,717,922           2,138,316
Shares committed to be released                    289,803             289,803
Unreleased shares                                6,665,475           7,245,081
                                                 ---------           ---------
Total ESOP shares                                9,673,200           9,673,200
Shares purchased and retired or distributed       (145,555)           (106,351)
                                                 ---------           ---------
Net ESOP shares                                  9,527,645           9,566,849
                                                 =========           =========

Approximately 36,000 shares may be put back to the Company in fiscal 1999 in connection with scheduled distributions. Further, an ESOP diversification provision provides for participants who have attained the age of 55 and have 10 years of ESOP participation (from 1990) to diversify a portion of their ESOP holdings into investments other than Herff Jones stock. In order to accommodate this provision, participants' shares must be purchased by the Company. In fiscal year 2001, approximately 100,000 shares are expected to be eligible to be put to the Company in accordance with the diversification provision.

LONG-TERM INCENTIVE PLAN - The appreciation in the projected value of units in excess of an established minimum amount is accrued by the Company and charged to compensation expense over the five year performance periods (Note 11). FASB No. 123, "Accounting for Stock-Based Compensation" was adopted by the Company in fiscal 1997. The Company adopted the disclosure requirements of this standard and continued to follow APB 25, "Accounting for Stock Issued to Employees" for expense recognition purposes.

EARNINGS PER SHARE - Earnings per share have been computed by dividing net income by the weighted average number of allocated and committed to be released ESOP shares outstanding during the year.

INCOME TAXES - Deferred income taxes are provided for the temporary differences between financial reporting and income tax reporting of the Company's assets and liabilities in accordance with FASB No. 109, "Accounting For Income Taxes."

PENSION PLAN - Herff Jones has one defined benefit plan which covers substantially all bargaining unit employees at the Indianapolis, Indiana Jewelry operation (Note 10). The benefit is based on a defined benefit level, which is periodically re-negotiated, multiplied by years of service. Net periodic pension cost was determined using the Unit Credit Cost Method prescribed by FASB No. 87, "Accounting For Pensions." Plan funding is based on the Projected Unit Credit Cost Method.

FAIR VALUE OF FINANCIAL INSTRUMENTS - In the normal course of business, the Company enters into transactions involving various types of financial instruments. These instruments have credit risk and may also be subject to risk of loss due to interest rate fluctuations. Management has estimated that the fair value of cash and cash equivalents, accounts receivable, trade accounts payable and customer deposits approximates the carrying value due to the relatively short period of time until expected realization. Management has also estimated the fair value of the Senior Subordinated Notes based upon the trading price of the notes at year end (Note 6). The estimated fair value of the Industrial Revenue Bonds and the Senior Bank Facility (revolver and term) approximate the carrying values due to periodic interest rate adjustments to current market rates.

USE OF ESTIMATES - The preparation of the financial statements in accordance with generally accepted accounting principles requires the use of estimates made by management. Actual results could differ from those estimates.

RECLASSIFICATION - Certain 1997 amounts have been reclassified in order to conform to the 1998 presentation.

NEW ACCOUNTING PRONOUNCEMENTS - The Financial Accounting Standards Board issued FASB No. 130, "Reporting Comprehensive Income," FASB No. 131, "Disclosure about Segments of an Enterprise and Related Information," FASB No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 130 establishes standards for reporting and presenting comprehensive income and its components. FASB No. 131 establishes standards for defining operating segments and reporting certain information regarding operating segments. FASB No. 132 refines standard disclosure requirements for pension and other postretirement benefits. FASB Nos. 130, 131 and 132 are effective in fiscal 1999. The Company does not believe that FASB Nos. 130, 131 and 132 will have a material impact on its financial statements. If the Company determines that it has a reporting obligation under the new standards, the necessary information will be disclosed as part of the Company's financial reporting when effective. FASB No. 133, effective in fiscal 2000, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in contracts and for hedging activities. The Company does not believe that FASB No. 133 will have a material impact on its financial statements.

NOTE 4 - INVENTORIES
--------------------

Inventories consist of the following:

                                        1998                  1997
                                      -------               -------
Raw materials and supplies
     (includes gold)                  $17,023               $16,736
Work-in-process                        14,169                13,187
Finished goods                          8,334                 8,040
                                      -------               -------
                                      $39,526               $37,963
                                      =======               =======


Gold inventories recorded at the lower of LIFO cost or market at June 27, 1998 and June 28, 1997 are $781 and $1,325, respectively, and approximate replacement cost at both dates.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

Property, plant and equipment consist of the following:

                                              1998                  1997
                                            --------               -------
Buildings and leasehold improvements         $22,394               $22,262
Machinery and equipment                       55,190                51,577
Furniture and fixtures                         4,811                 3,956
Rental cap & gown stock                       12,488                11,483
                                            --------               -------
                                              94,883                89,278
Less - Accumulated depreciation              (51,029)              (45,364)
                                            --------               -------
                                              43,854                43,914
Land                                           3,064                 3,065
Construction in progress                       1,950                 2,035
                                            --------               -------
                                            $ 48,868               $49,014
                                            ========               =======

NOTE 6 - FINANCING
------------------

Long-term debt consists of the following:
                                              1998                1997
                                            --------            --------
Senior Bank Facility (Revolver)             $  8,417            $    ---
Senior Bank Facility (Term Loan)              27,379              37,756
Senior Subordinated Notes                     99,185             120,000

1994 Industrial Development
     Revenue Bonds Due in 2019                 7,600               7,600
                                            --------            --------
                                             142,581             165,356

Less:   current portion                      (19,678)            (10,377)
                                            --------            --------

Long-term debt                              $122,903            $154,979
                                            ========            ========

On August 22, 1995, the Company issued $120,000 in aggregate principal 11% Senior Subordinated Notes. The notes mature in September, 2005. Based on the bond price at June 27, 1998, the fair value of the Senior Subordinated Notes is approximately $107,000. The notes are unsecured but contain certain restrictive covenants, including limitations on indebtness, liens, leases, dividends, stock purchases and certain investments.

Also on August 22, 1995, the Company entered into the Revolving Credit and Term Loan Agreement, pursuant to which financial institutions have provided the Company with a $120,000 credit facility, comprised of a $60,000 Senior Secured Term Loan and a $60,000 Senior Secured Revolving Credit Facility, which includes a letter of credit facility with a $12,000 sublimit. The Term Loan and the Revolving Credit Facility have a final maturity of September 30, 2000. Amortization of the Term Loan is in quarterly installments of increasing amounts which commenced December 31, 1995. The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at June 27, 1998 of the Revolving Credit Facility as a current liability, although payment within the next year is not required.

All loans made under the Term Loan and the Revolving Credit Facility bear interest either at the BankBoston, N.A., Alternate Base rate or the Eurodollar rate, plus, in each case, the "Applicable Margin," (adjusted annually depending on the ratio of the Company's senior debt to certain cash flows for the preceding fiscal year). The Company pays a commitment fee of 0.375% per annum on the unused portion of the Revolving Credit Facility. The commitment fee is payable quarterly in arrears and increases or decreases depending upon the financial performance of the Company. The Company pays the applicable Eurodollar Rate Margin on the maximum amount available to be drawn under each letter of credit plus a fee of .20% on the maximum amount available to be drawn under each letter of credit upon issuance. The Term Loan rate on June 27, 1998 was 6.66%. The Revolving Credit Facility rate on June 27, 1998 was 6.63%.

The obligations under the Term Loan and the Revolving Credit Facility constitute Senior Debt and are secured by a blanket perfected first priority security interest in substantially all tangible and intangible assets of the Company, including a pledge of all of the stock of the Company's subsidiaries. In addition, the obligations under the Term Loan and the Revolving Credit Facility are guaranteed by each of the Company's subsidiaries (the "Guarantors"), and the obligations of each of the Guarantors under such guarantee are in turn secured by a perfected first priority security interest in all assets of each of the Guarantors.

The effective rate of interest on the 1994 Industrial Development Revenue Bonds is re-set weekly at a rate to allow the Bonds to be priced at par. Interest is paid quarterly and the interest rate on June 27, 1998 was 3.7%. They are unsecured but are backed by an irrevocable Letter of Credit.

The Revolving Credit and Term Loan Agreement and the Letters of Credit contain customary financial and other covenants that, among other things, limit the ability of the Company (subject to customary and negotiated exceptions) to: (i) incur additional liens, (ii) incur additional indebtedness, (iii) make certain kinds of investments, (iv) prepay indebtedness, (v) make distributions and dividend payments to its stockholders, (vi) engage in affiliate transactions,
(vii) make certain asset dispositions,  (viii) make significant acquisitions and
(ix) participate in certain mergers or consolidations. A required advance payment on the Term Loan of $5,957 was made in the first quarter of 1997 in addition to the scheduled amortization payments. Subsequently, a 1997 amendment eliminated the requirement for advanced payments.

Long-term debt is scheduled to be repaid in the following fiscal years:

                  1999                        $  19,678
                  2000                           12,806
                  2001                            3,312
                  2002                              ---
                  2003                              ---
                  Thereafter                    106,785
                                               --------
                                               $142,581
                                               ========

NOTE 7 - COMMON STOCK
---------------------

As a consequence of the August 22, 1995 recapitalization plan, the number of common shares outstanding immediately after the recapitalization took place was 1,236,494, as compared to 9,618,996 immediately preceding the recapitalization. In accordance with the provisions of AICPA SOP 93-6, "Employers' Accounting For Employee Stock Ownership Plans," for purposes of computing a weighted average number of common shares outstanding, ESOP shares that have been allocated and those that have been committed to be released are considered outstanding. Unreleased ESOP shares are not considered outstanding.

Earnings per share for fiscal 1996 have been restated in conjunction with the Company's fiscal 1998 adoption of FASB No. 128, "Earnings Per Share." The restated amount was computed using the weighted average of actual shares outstanding during the year.

During fiscal 1996 and 1997 the cost of ESOP shares committed to be released was greater than the estimated fair value of such shares. The excess of cost over market was recorded as a charge to a separate component of shareholders' equity, net of the related tax effect. Beginning in fiscal 1998, the estimated fair value of ESOP shares committed to be released exceeds cost. The excess of market over cost will be credited to excess of cost over market, net of the related tax effect, to the extent of the previous net charges recorded. Thereafter, the excess will be credited to retained earnings.

NOTE 8 - INCOME TAXES
---------------------

The provision for income taxes charged to income before extraordinary items was as follows:


                                                       1998          1997          1996
                                                     --------      --------      --------
Current income tax expense:
     Federal                                         $ 10,680      $  8,874      $  7,535
     State and local                                    1,471         1,167         1,075
                                                     --------      --------      --------
Total current income tax expense                       12,151        10,041         8,610

Deferred income tax expense:
     Federal                                           (3,361)       (3,079)       (3,498)
     State and local                                     (701)         (670)         (635)
                                                     --------      --------      --------
Total deferred income tax expense                      (4,062)       (3,749)       (4,133)


Benefit of state operating loss carryforward              ---           ---          (383)
                                                     --------      --------      --------
Total tax provision (before extraordinary items)     $  8,089      $  6,292      $  4,094
                                                     ========      ========      ========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:


                                                            1998         1997         1996
                                                          ------       ------       ------
U.S. statutory rate                                        35.0%        35.0%        35.0%
State income taxes, net of federal tax benefit              2.2          1.9          1.5
Dividend on ESOP stock                                     (2.0)        (1.9)        (2.5)
All other, net                                              1.4          1.8           .3
                                                          -----       ------       ------
Financial reporting rate (before extraordinary items)      36.6%        36.8%        34.3%
                                                          =====       ======       ======

Deferred tax assets (liabilities) are comprised of the following:

                                       1998          1997
                                     --------      --------
Deferred tax assets:
   Estimated product returns         $  1,132      $  1,135
   Medical insurance                      596           396
   Inventory cost capitalization          328           462
   Bad debts                              198           743
   Vacation pay                           825           834
   Workers compensation                   798           873
   ESOP                                11,115         8,656
   Management incentive                 1,851           214
   Other                                  815           840
                                     --------      --------
        Total assets                   17,658        14,153

   Deferred tax liabilities:
   Depreciation                        (4,395)       (4,757)
   Other                                 (708)         (733)
                                     --------      --------
        Total liabilities              (5,103)       (5,490)
                                     --------      --------
   Net deferred tax asset            $ 12,555      $  8,663
                                     ========      ========

No valuation allowance was deemed necessary at June 27, 1998 and June 28, 1997.


NOTE 9 - EMPLOYEE RETIREMENT PLANS
----------------------------------

ESOP  compensation  expense  was $19,001  (1998),  $15,357  (1997),  and $16,665
(1996). ESOP compensation expense is based upon the estimated fair value of shares committed to be released plus administrative costs, offset by dividends on allocated ESOP shares. The 1998 expense of $19,001 was net of $1,296 in dividends paid to the Plan. The 1997 expense of $15,357 was net of $906 in dividends paid to the Plan. The 1996 expense of $16,665 was net of $865 in dividends paid to the Plan.

The Company has three profit sharing plans covering substantially all non-union employees. Accrued but unpaid contributions through the end of each year are included in Other Accrued Liabilities. Profit sharing expense for these plans was $2,051 in 1998, $1,875 in 1997 and $749 in 1996.

NOTE 10 - JEWELRY BARGAINING UNIT PENSION PLAN
----------------------------------------------

Pre-tax pension expense of $33 for 1998, $13 for 1997 and $97 for 1996 consist of the following components:

                                           1998         1997         1996
                                         -------      -------      -------
Service cost                             $   200      $   186      $   167
Interest cost                                654          618          595
Actual return on assets                   (2,911)      (1,098)      (1,631)
Difference between assumed return
   and actual return on assets             2,139          371        1,035
Amortization of over-funded position
   and unrecognized prior service            (49)         (64)         (69)
                                         -------      -------      -------
                                         $    33      $    13      $    97
                                         =======      =======      =======


Assumptions used in determining the net pension expense for 1998, 1997 and 1996 included a discount rate of 7.5% and a rate of return on plan assets of 8.5%.

The following table sets forth the plan's funded status and amounts recognized in the company's consolidated balance sheet at June 27, 1998 and June 28, 1997:

                                                  1998                1997
                                                --------            --------
Projected benefit obligation, including
         vested benefits of $9,595 (1998)
         and $8,616 (1997)                      $(10,007)           $ (9,010)

Plan assets at fair value, primarily listed
         stocks and corporate obligations         11,709               9,388
                                                --------            --------
         Over-funded position                      1,702                 378

Unamortized over-funded position                    (553)               (692)
Unrecognized (gain) loss on assets                (1,431)                (25)
Unrecognized prior service cost                      769                 859
                                                --------            --------
Total pension asset                             $    487            $    520
                                                ========            ========


The Company's pension obligation and assets were valued as of March 31, 1998 for fiscal 1998 and as of March 31, 1997 for fiscal 1997.

NOTE 11 - LONG-TERM INCENTIVE PLAN
----------------------------------

The Herff Jones, Inc. Long-Term Incentive Plan ("Incentive Plan") was adopted by the Company effective July 1, 1995. Employees whose performance is expected to contribute significantly to the long-term strategic performance and growth of the Company are eligible to participate in the Incentive Plan. The Compensation Committee of the Board of Directors selects employees for participation. Participating employees are granted an award of units at the beginning of a five-year performance cycle. The maximum number of units that may be outstanding subject to the Incentive Plan is 1,500,000. Each unit is equal in value to one share of common stock, but is not a share and carries no shareholder rights. The value of units corresponds to the value of shares of common stock as of the end of each Company fiscal year, as determined for the ESOP by an independent valuation firm. The participants will be entitled to payment of a cash incentive award after each five-year performance cycle is completed provided they are employees of the Company. The award will be equal to the appreciation in value of the participant's units in excess of a minimum amount ($41.48, $33.56 and $27.12 for the units granted in 1998, 1997 and 1996, respectively) set by the Compensation Committee over the course of the performance cycle and will be payable in a single lump sum in the January immediately following the end of each performance cycle.

Through June 27, 1998, the Company has made grants totaling 1,510,000 units to participating employees under three performance cycles; of which, 505,000, 493,500 and 501,500 units are outstanding for the 1996, 1997, and 1998 performance cycles, respectively. The units granted in fiscal 1996 and 1997 had an estimated value of $11.88 and $5.44 each, respectively, while the units granted in fiscal 1998 had no value at June 27, 1998 because the minimum value at the end of the year was greater than the latest estimated share value. Compensation expense under the Incentive Plan was $4,132 in 1998, $541 in 1997 and $0 in 1996.

NOTE 12 - RESTRUCTURING CHARGE
------------------------------

The Company incurred a restructuring charge of $2,141 in the third quarter of fiscal 1996 resulting from a one time voluntary early retirement program completed in one Scholastic plant location. The program was offered to management and supervisory employees, of whom 17 elected to participate in the program. All of the restructuring charges were paid in fiscal 1996.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

Herff Jones has an agreement with a national bank association (the "Bank") and a precious metal broker (the "Broker") under which gold inventory is shipped on consignment to Herff Jones. Title to such gold inventory remains with the Bank and the Broker until Herff Jones has paid for amounts used. The amount of consigned gold inventory with the Bank is limited to the lesser of 21,500 troy ounces, a fair market value of $9,000 or 95% of Herff Jones' entire troy ounce gold inventory. The amount of consigned gold inventory with the Broker is limited to the lesser of 10,000 troy ounces or a fair market value of $4,500. In the event that gold held on consignment exceeds any consignment limit, Herff Jones must transfer the excess gold to the Bank or the Broker or any of its authorized agents or pay for such excess. In addition, Herff Jones must pay a monthly consignment fee for the use of such gold inventory on consignment. Herff Jones bears the risk of loss, theft, damage or destruction of such gold inventory ($6,064 at June 27, 1998 and $6,876 at June 28, 1997) for which appropriate insurance coverage has been obtained.

Herff Jones is involved in legal and environmental matters that periodically arise from the normal course of business. Management believes that the ultimate outcome of these matters will not have a material adverse impact on the Company's financial condition.

NOTE 14 - ACQUISITION
---------------------

On April 29, 1996, Herff Jones purchased certain assets of the Delmar Companies Divisions ("Delmar") of Continental Graphics Corporation. As part of the acquisition, Herff Jones assumed certain liabilities. The acquisition has been accounted for as a purchase, and, accordingly, the results of the operation have been included in the consolidated Statement of Income since the acquisition date. The purchase price of $15,332 has been allocated to the assets acquired and liabilities assumed on the basis of their relative fair market values.

NOTE 15 - EARLY EXTINGUISHMENT OF DEBT
--------------------------------------

The Revolving Credit and Term Loan Agreement (Note 6) permits the Company to repurchase limited amounts of its Senior Subordinated Notes subject to certain performance parameters. During fiscal 1998, the Company elected to repurchase $20,815 of such notes at a premium of $2,187. As a result, the Company recorded a net-of-tax charge of $1,715 reflecting the premium cost and the write-off of previously deferred financing costs.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            HERFF JONES, INC.

                                            By  /s/ Lawrence F. Fehr
                                              ----------------------------------
                                              Lawrence F. Fehr, Vice President,
                                              Chief Financial Officer,
                                              and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


(1)  Principal Executive Officer:

     /s/ James W. Hubbard         Chief Executive Officer, )
     ---------------------------  President and Director   )
     James W. Hubbard                                      )
                                                           )
(2)  Principal Financial                                   )
     and Accounting Officer:                               )
                                                           )
     /s/ Lawrence F. Fehr         Vice President,          )
     ---------------------------  Chief Financial Officer, )
     Lawrence F. Fehr             Secretary and Director   )
                                                           )
                                                           )
(3)  A Majority of the Board                               )September 11, 1998
     of Directors:                                         )
                                                           )
     /s/ A.J. Hackl               Director                 )
     ---------------------------                           )
     A.J. Hackl                                            )
                                                           )
     /s/ Bernard R. Crandall, Jr. Director                 )
     ---------------------------                           )
     Bernard R. Crandall. Jr.                              )
                                                           )
     /s/ Robert S. Potts          Director                 )
     ---------------------------                           )
     Robert S. Potts                                       )
                                                           )
     /s/ Patrick T. Rogers        Director                 )
     ---------------------------                           )
     Patrick T. Rogers                                     )
                                                           )
     /s/ Joe K. Slaughter         Director                 )
     ---------------------------                           )
     Joe K. Slaughter                                      )
                                                           )
     /s/ Andre B. Lacy            Director                 )
     ---------------------------                           )
     Andre B. Lacy                                         )
                                                           )
     /s/ Thomas E. Reilly, Jr.    Director                 )
     ---------------------------                           )
     Thomas E. Reilly, Jr.                                 )

                       Herff Jones, Inc. and Subsidiaries          Schedule VIII
                                  Valuation and
                             Qualifying Accounts and
                          Reserves For the Years Ended
                          June 27, 1998, June 28, 1997
                                and June 29, 1996
                             (amounts in thousands)


==============================================================================================================================
                                     Balance at
                                    beginning of         Charged to costs        Deductions, net of         Balance at end of
       Description                     period              and expenses              recoveries                   period
------------------------------------------------------------------------------------------------------------------------------
Allowance for returns and
    doubtful accounts
     Fiscal Year 1996                $3,019                   $2,466                     $602                      $4,883
     Fiscal Year 1997                $4,883                   $1,310                     $439                      $5,754
     Fiscal Year 1998                $5,754                   $  559                     $569                      $5,744
==============================================================================================================================


                       Herff Jones, Inc. and Subsidiaries             Schedule X
                  Supplemental Statement of Income Information
       For the Years Ended June 27, 1998, June 28, 1997 and June 29, 1996
                             (amounts in thousands)


================================================================================
                 Item                             Charged to Cost and Expenses
--------------------------------------------------------------------------------
        Maintenance and repairs

           Fiscal Year 1996                                  $4,028
           Fiscal Year 1997                                  $4,741
           Fiscal Year 1998                                  $4,898
================================================================================