Form 10-Q
period 1998-09-26
HERFF JONES INC
filed 1998-11-10
CIK 812549

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended  September 26, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        YES         NO X*

* Effective January 30, 1998, registrant is no longer subject to such filing requirements.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's Common Stock as of November 2, 1998:

                    Class
                    -----
          Common Stock, without par value                    9,530,156

                                      INDEX



Part  I. - Financial Information                                        Page No.
                                                                        --------

       Consolidated Statement of Operations -
          First Quarter Ended September 26, 1998 and September 27, 1997       3


       Consolidated Balance Sheet -
          As of September 26, 1998, June 27, 1998 and September 27, 1997      4


       Consolidated Statement of Cash Flows -
          First Quarter Ended September 26, 1998 and September 27, 1997       5


       Notes to Consolidated Financial Statements                         6 - 8


       Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  9 - 12



Part II. - Other Information                                                 13


Item 6.    Exhibits and Reports on Form 8-K

                         Part I - Financial Information
                                Herff Jones, Inc.
                      Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                   (Unaudited)


                                                           First Quarter Ended
                                                ----------------------------------------
                                                September 26, 1998    September 27, 1997
                                                ------------------    ------------------
Net sales                                       $    52,749                $    50,064

Cost of sales (excludes ESOP compensation)           30,142                     29,675

Selling, general, and administrative
expenses (excludes ESOP compensation)                28,094                     22,129

ESOP compensation                                     6,921                      5,055
                                                -----------                -----------
Income (loss) from operations                       (12,408)                    (6,795)

Interest income                                          78                         51
Interest expense                                      3,792                      4,470
                                                -----------                -----------
Income (loss) before income taxes
and extraordinary item                              (16,122)                   (11,214)

Income taxes                                          8,271                      4,086
                                                -----------                -----------
Net income (loss) before extraordinary item          (7,851)                    (7,128)

Extraordinary loss on early extinguishment of
debt, net of taxes                                     (448)                        --
                                                -----------                -----------

Net income (loss)                               $    (8,299)               $    (7,128)
                                                ===========                ===========

Earnings per common share:
Income (loss) before extraordinary item         $     (2.68)               $     (3.57)
Extraordinary item                                    (0.15)                        --
                                                -----------                -----------
Net income (loss)                               $     (2.83)               $     (3.57)
                                                ===========                ===========

Weighted average number of common shares
outstanding for earnings per share                2,933,819                  1,995,464
                                                ===========                ===========

See accompanying notes to unaudited  consolidated financial statements.

                               Herff Jones, Inc.
                           Consolidated Balance Sheet
         As of September 26, 1998, June 27, 1998 and September 27, 1997
                        (Amounts in thousands of dollars)

                                                           (Unaudited)                                 (Unaudited)
                                                        September 26, 1998     June 27, 1998       September 27, 1997
                                                        ------------------     --------------      ------------------
Assets:
     Current Assets
       Cash and cash equivalents                              $   2,571           $   8,964           $   2,259
       Accounts receivable                                       47,893              64,689              42,624
       Inventories                                               45,898              39,526              42,574
       Prepaid expenses                                           8,261               2,321               7,370
       Deferred income taxes                                     10,887              10,887               9,106
                                                              ---------           ---------           ---------
          Total Current Assets                                  115,510             126,387             103,933

     Non-Current Assets
       Property, plant, and equipment                           102,379              99,897              98,475
       Accumulated depreciation                                 (53,236)            (51,029)            (47,285)
                                                              ---------           ---------           ---------
          Net Property, Plant, and Equipment                     49,143              48,868              51,190

       Deferred income taxes                                      1,668               1,668                  --
       Deferred financing cost, net and other assets              3,139               3,454               4,443
                                                              ---------           ---------           ---------
          Total Non-Current Assets                               53,950              53,990              55,633

Total Assets                                                  $ 169,460           $ 180,377           $ 159,566
                                                              =========           =========           =========


Liabilities and Shareholders' Equity:
     Current Liabilities
       Trade accounts payable                                 $  12,160           $   6,625           $  11,448
       Salaries and wages payable                                 5,394               5,430               5,222
       Interest payable                                           1,381               4,190               1,833
       Customer deposits                                         12,061              18,861              13,142
       Commissions payable                                        4,700              22,064               4,329
       Income taxes accrued                                      (8,035)             12,199              (4,090)
       Current portion of long term debt                         61,631              19,678              42,971
       Other accrued liabilities                                  7,766               9,201               7,243
                                                              ---------           ---------           ---------
          Total Current Liabilities                              97,058              98,248              82,098

     Non-Current Liabilities
       Long-term debt                                           112,078             122,903             152,330
       Other                                                      9,357               6,232               3,127
                                                              ---------           ---------           ---------
          Total Non-Current Liabilities                         121,435             129,135             155,457

Total Liabilities                                               218,493             227,383             237,555

Shareholders' Equity (Deficit)
     Common stock                                                 5,683               5,683               5,694
     Retained earnings                                          131,170             137,885             120,956
     Deferred compensation                                     (185,798)           (189,927)           (202,311)
     Excess of cost over market (shares committed
     to be released)                                                 --                (587)             (2,326)
     Foreign currency translation                                   (88)                (60)                 (2)
                                                              ---------           ---------           ---------
Total Shareholders' Equity (Deficit)                            (49,033)            (47,006)            (77,989)

Total Liabilities and Shareholders' Equity (Deficit)          $ 169,460           $ 180,377           $ 159,566
                                                              =========           =========           =========

See accompanying notes to unaudited  consolidated financial statements.

                                Herff Jones, Inc.
                      Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                   (Unaudited)



                                                                                      Three Months Ended
                                                                             --------------------------------------
                                                                             September 26, 1998  September 27, 1997
                                                                             ------------------  ------------------
Cash flows from operating activities:
    Net income                                                                  $ (8,299)          $ (7,128)
      Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
         Depreciation and amortization                                             2,313              1,958
         Amortization and write off of financing cost                                315                147
         ESOP compensation (before dividend exclusion)                             6,876              5,035
         Tax benefit (effect) of ESOP                                               (576)              (330)
         Long-term incentive plan expense                                          3,125                445
         Other                                                                       (28)                (5)
         (Gain) loss on disposal of property, plant and equipment, net                 4                 (1)
         Increase (decrease) in cash generated by changes in assets and liabilities
           Accounts receivable                                                    16,796             13,085
           Inventories                                                            (6,372)            (4,611)
           Prepaid expenses                                                       (5,940)            (5,554)
           Trade accounts payable                                                  5,535              5,592
           Salaries and wages                                                        (36)               174
           Interest payable                                                       (2,809)            (3,249)
           Customer deposits                                                      (6,800)            (6,366)
           Commissions payable                                                   (17,364)           (12,535)
           Income taxes payable                                                  (20,234)           (13,637)
           Other accrued liabilities                                              (1,435)            (2,370)
                                                                                --------           --------
      Total adjustments                                                          (26,630)           (22,222)
                                                                                --------           --------
Net cash (used) provided by operating activities                                 (34,929)           (29,350)

Cash flows from investing activities:
    Proceeds from disposal of property, plant and equipment                            1                 --
    Capital expenditures                                                          (2,593)            (4,133)
                                                                                --------           --------
Net cash (used) provided by investing activities                                  (2,592)            (4,133)

Cash flows from financing activities:
    Redemption of common shares                                                       --                 (9)
    Premium on stock redemption                                                       --                (37)
    Increase in revolver, net                                                     50,150             32,373
    Payment of long-term debt                                                    (19,022)            (2,428)
                                                                                --------           --------
Net cash (used) provided by financing activities                                  31,128             29,899

Cash and cash equivalents:
    Net increase (decrease)                                                       (6,393)            (3,584)
    Beginning of period                                                            8,964              5,843
                                                                                --------           --------
    End of period                                                               $  2,571           $  2,259
                                                                                ========           ========


See accompanying notes to unaudited consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements
                      Three Months Ended September 26, 1998
                        (Amounts in thousands of dollars)

Note 1 - Adjustments

    The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 26, 1998, and the results of its operations and cash flows for the quarter ended September 26, 1998. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 27, 1998.

    The Company utilizes a 52/53 week fiscal year for accounting purposes ending on the last Saturday in June. Fiscal 1998 and fiscal 1999 each contains 52 weeks.

    Because of the seasonality of the Company's business, operating results on a quarterly basis are not indicative of operating results for the full year. Historically, the first fiscal quarter is the lowest sales quarter, while the fourth fiscal quarter is the highest, typically including over 40% of the year's sales.



Note 2 - Allowance for Doubtful Accounts and Returns

                      September 26, 1998   June 27, 1998     September 27, 1997
                      ------------------   -------------     ------------------
                            $3,767             $5,744              $4,180


Note 3 - Inventories

    The components of inventory balances are summarized below:



                                                       September 26, 1998   June 27, 1998    September 27, 1997
                                                       ------------------   -------------    ------------------

    Raw materials and supplies (includes gold)                 $20,537         $17,023             $19,182
    Work-in-process                                             16,199          14,169              13,727
    Finished goods                                               9,162           8,334               9,665
                                                              --------        --------            --------
                                                               $45,898         $39,526             $42,574
                                                               =======         =======             =======





Note 4 - Financing
                                                       September 26, 1998   June 27, 1998        September 27, 1997
                                                       ------------------   -------------        ------------------
    Long-Term Debt consists of the following:

    Senior Bank Facility (Revolver)                        $50,150              $8,417                 $32,373

    Senior Bank Facility (Term)                             24,729              27,379                  35,328

    Senior Subordinated Notes                               91,230              99,185                 120,000

    1994 Industrial Development
    Revenue Bonds Due in 2019                                7,600               7,600                   7,600
                                                         ---------            --------                --------

                                                           173,709             142,581                 195,301

    Less:  Current Portion                                 (61,631)            (19,678)                (42,971)
                                                         ----------           ---------                --------

    Long-Term Debt                                        $112,078            $122,903                $152,330
                                                          ========            ========                ========



Note 5 - Earnings Per Share

Earnings per share have been computed by dividing income (loss) before extraordinary item, extraordinary item, and net income (loss) by the weighted average number of allocated and committed to be released ESOP shares outstanding for the period.


Note 6 - Statement of Shareholders' Equity

                                                                           Foreign                                       Total
                                         Common Stock         Retained    Currency      Deferred      Excess Cost     Shareholders'
                                    Shares        Amount      Earnings   Translation  Compensation  Over Market, Net   Equity
                                   ---------      ------      --------   -----------  ------------  ----------------  -------------
Balance June 27, 1998             9,530,156      $5,683      $137,885      ($60)      ($189,927)          ($587)        ($47,006)
---------------------
Stock Purchases                       -            -            -            -             -                 -                -
Tax effect of cost over market of
ESOP shares committed to be
released, net                         -            -            -            -             -               (576)            (576)
Foreign currency translation
adjustment                            -            -            -           (28)           -                 -               (28)
Shares committed to be released       -            -            1,584         -           4,129           1,163            6,876
Net income for the quarter            -            -           (8,299)        -            -                 -            (8,299)
                                  ---------      ------      --------      ----       ---------          ------         --------
Balance  September 26, 1998       9,530,156      $5,683      $131,170      ($88)      ($185,798)             -          ($49,033)
---------------------------       =========      ======      ========     =====      ==========          ======         ========

Prior to fiscal 1998 the cost of ESOP shares committed to be released was greater than the estimated fair value of such shares. The excess of cost over market was recorded as a charge to a separate component of shareholders' equity, net of the related tax effect. Beginning in fiscal 1998, the estimated fair value of ESOP shares committed to be released exceeded cost. The excess of market over cost has been credited to equity, net of the related tax effect, to the extent of the previous net charges recorded. Hereafter, the excess will be credited to retained earnings.

Note 7 - Comprehensive Income

The Comprehensive income (loss) for the first quarter of 1999 and 1998 of ($8,327) and ($7,132), respectively, includes the reported net loss adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 8 - Extraordinary Item

During the first quarter of fiscal 1999 the Company repurchased $8.0 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.4 million charge reflecting the premium cost and the write off of previously deferred financing cots, net of the applicable tax benefit.

Note 9 - Income Taxes

Income taxes, excluding the extraordinary item, are computed on the basis of the anticipated effective tax rate for fiscal 1999. The significant tax rate increase results from the effect of a rising estimated share value, and the related effect on ESOP compensation, for reporting purposes. Estimated market value per share is used in determining ESOP compensation. The excess of market value over cost per share is a permanent non-deductible item for use in computing income taxes payable. In fiscal 1999, substantially all of the increase in the estimated effective tax rate from 36.6% to 50.8% is attributable to this item.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                HERFF JONES, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



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


RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1998 and fiscal 1999 each contains 52 weeks. The Company's business is highly seasonal. Historically, sales in the first fiscal quarter are at the lowest level of the year and the first quarter typically produces operating losses. However, because of the seasonality of the Company's business, operating results on a quarterly basis are not necessarily indicative of operating results for the full year.


         For the first quarter ended September 26, 1998 and September 27, 1997


         General. Net sales rose 5.4% to $52.7 million in fiscal 1999 from $50.0 million in fiscal 1998. Operating losses increased to $12.4 million in fiscal 1999 from $6.8 million in fiscal 1998. Net losses increased to $8.3 million in fiscal 1999 from $7.1 million in fiscal 1998.

         Net Sales. Net sales increased $2.7 million or 5.4% to $52.7 million in fiscal 1999 from $50.0 million in fiscal 1998. Such increases were due primarily to increases in the Education and Jewelry product lines. Increases were due to modest price increases and earlier unit shipping in Jewelry. The Education increase was the result of shipping a higher beginning-of-quarter backlog of orders than in the prior year.

         Cost Of Sales. Cost of sales increased $.4 million or 1.3% to $30.1 million in fiscal 1999 from $29.7 million in fiscal 1998. Cost of sales as a percentage of sales decreased to 57.1% in fiscal 1999 from 59.3% in fiscal 1998. The decrease was due primarily to improved operating performance on higher volumes in the Education and Jewelry product lines, offset somewhat by higher manufacturing costs in the Photography product line.

         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $6.0 million or 27% to $28.1 million in fiscal 1999 from $22.1 million in fiscal 1998. Such expense as a percentage of sales is 53.3% in fiscal 1999, compared to 44.2% in fiscal 1998. The increase was predominantly attributable to an increase in the Company's general expense resulting primarily from increases in Long-Term Management Incentive expense and information technology consulting.

         ESOP Compensation. ESOP compensation increased $1.8 million to $6.9 million in fiscal 1999 from $5.1 million in fiscal 1998. The ESOP compensation expense increase resulted from a 36.5% increase in the estimated market value of the shares committed to be released.

         Interest Expense. Interest expense decreased $.7 million to $3.8 million in the first quarter of fiscal 1999 from $4.5 million in the corresponding quarter of fiscal 1998 due primarily to a reduction of average debt outstanding.

         Income Tax Benefit. The first quarter income tax benefit increased to $8.3 million in fiscal 1999 from $4.1 million in fiscal 1998, due to the increase in the loss before income taxes and a higher fiscal 1999 effective tax rate. The increase in the effective tax rate is a result of increases in ESOP per share values. Rising share values increase ESOP compensation expense for reporting purposes; however, ESOP compensation in excess of share cost is not deductible for income tax purposes.

         Extraordinary Item. During the first quarter, the Company repurchased $8.0 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.4 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit.

         Net Loss. The first quarter net loss increased to $8.3 million from $7.1 million in fiscal 1998. The increase was due primarily to increases in ESOP compensation and selling, general and administrative expenses and the extraordinary loss on the repurchase of Senior Subordinated Notes from existing noteholders at a premium, partially offset by increased gross profit in the Education and Jewelry product lines and the impact of the higher effective tax rate, as discussed above.

FINANCIAL CONDITION AND LIQUIDITY

          The Company's business is highly seasonal. Historically the first quarter requires the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the pre-Christmas photography and class ring activity; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year.

         The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at September 26, 1998, of $50.1 of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $2.5 million and $4.1 million in the first quarter of fiscal 1999 and 1998, respectively. The decrease from the prior year is attributable to the timing of capital expenditures, mostly related to information technology purchases.

         Income taxes accrued are a negative $8.0 million at September 26, 1998 compared to $12.2 million payable at June 27, 1998 and a negative $4.1 million at September 27, 1997. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this quarter. The increased tax benefit at the end of first quarter compared to the prior year first quarter end is the result of the higher pre-tax loss in this fiscal year, and an increase in the effective tax rate for fiscal 1999.

         For  the  three  months  ended   September  26,  1998,  cash  and  cash
equivalents declined $6.4 million to $2.6 million as compared to a decrease of $3.6 million to $2.3 million for the three months ended September 27, 1997.

         Cash used in operating activities was $34.9 million in the quarter ended September 26, 1998, compared to $29.4 million in the quarter ended September 27, 1997, as described below.

         Accounts receivable decreased $16.8 million in the first quarter of fiscal 1999 compared to a decrease of $13.1 million in fiscal 1998, as a result of collecting a portion of the higher receivables balance as of the end of fiscal 1998.

         Commissions payable decreased $17.4 million for the first quarter of fiscal 1999 compared to $13.6 million a year ago. The increase in the decline resulted from higher commission settlements paid in fiscal 1999 compared to fiscal 1998, due primarily to sales increases in fiscal 1998.

         Income taxes accrued decreased $20.2 million in the first quarter of fiscal 1999 compared to a decline of $13.6 million in fiscal 1998. The decline was primarily attributable to the increased pre-tax loss of the Company in the first quarter of fiscal 1999 compared to the pre-tax loss in fiscal 1998, and higher tax payments in fiscal 1999 relating to the fiscal 1998 earnings improvement over fiscal 1997.

         The Company made its scheduled payment on long-term debt in the quarter and repurchased $8.0 million of Senior Subordinated Notes with funds drawn on its Revolving Credit Agreement.


YEAR 2000

         In fiscal 1994, the Company adopted the client server platform as its information technology strategy for the future. Development of the initial client server business system was begun at that time and was completed in fiscal 1998. In fiscal 1996, the Company began addressing the year 2000 issue specifically. Other business systems which required replacement in the normal course of business or which would not be year 2000 compliant were identified. Four business systems fell into this class and installation of replacement systems is scheduled for completion in fiscal 1999. The implementation plan for these four systems is slightly behind schedule, but completion within fiscal 1999 is anticipated. The company believes its most significant risk associated with the year 2000 lies in the completion of the four business systems scheduled for completion prior to December 31, 1999.

         Information technology systems that won't be converted to client server by the end of fiscal 1999 have either been modified to make them year 2000 compliant or have been replaced.

         Non-information technology systems are under a review program by the Resident Manager at each facility. All locations are anticipated to be year 2000 compliant by December, 1999.

         The Company maintains material business relationships with its suppliers of raw materials, services and utilities. The Company has not conducted a survey of its critical suppliers, but believes most of its raw materials are generic enough to allow for easy substitution. However, if alternative suppliers are also unable to meet the Company's delivery requirements, or if its utility suppliers are unable to operate, the Company's business or operations could be adversely affected.

         The total year 2000 project cost was approximately $1.5 million, which included $1.0 million to purchase and implement new hardware and software that was capitalized during fiscal 1998 and $.5 million that was expensed as occurred in fiscal 1998. Spending on the new systems scheduled for installation prior to December 31, 1999 relates to on-going technology upgrades and is not viewed as a response to the year 2000 issue.

         There is currently no contingency plan in place which would address business operations if the systems are not completed by January 2000. A contingency plan would be developed at such time as it is determined that installation of the replacement systems will lapse beyond June 30, 1999. Regarding contingency plans for its material supplier relationships, the Company believes the nature of its business and diversity of its supplier base minimizes the risk to its operations.

         The foregoing information regarding year 2000 preparations and compliance are forward-looking statements subject to important factors that could cause Management's expectations to be materially inaccurate. Such factors include unpredictability of the timing of full implementation of year 2000 compliant systems and the year 2000 compliant status of information systems of the Company's existing and potential alternative suppliers.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


(a)   The following Exhibits are filed as a part of this report:

      None.



(b)   Reports on Form 8-K;


      No reports on Form 8-K were filed during the quarter for which the report is filed.




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



November 10, 1998