Form 10-Q
period 1998-12-26
HERFF JONES INC
filed 1999-02-09
CIK 812549

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934



         For the Quarterly Period Ended   December 26, 1998


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's Common Stock as of February 8, 1999:


                  Class
     Common Stock, without par value                  9,525,710

Voluntary filing - effective January 30, 1998, Herff Jones, Inc. is not subject to filing requirements of the Securities Exchange Act of 1934.





                                      INDEX

Part  I. - Financial Information                                       Page No.

       Consolidated Statement of Operations -
          Second Quarter and Six Months Ended December 26, 1998
          and December 27, 1997                                            3

       Consolidated Balance Sheet -
          As of December 26, 1998, June 27, 1998 and December 27, 1997     4

       Consolidated Statement of Cash Flows -
          Six Months Ended December 26, 1998 and December 27, 1997         5

       Notes to Consolidated Financial Statements                     6 -  8

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations               9 - 13


Part II. - Other Information                                              14


Item 6.    Exhibits and Reports on Form 8-K

                         Part I - Financial Information
                                Herff Jones, Inc.
                      Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Second Quarter Ended                    Six Months Ended
                                                   -------------------------------------   -------------------------------------

                                                   December 26, 1998   December 27, 1997   December 26, 1998   December 27, 1997
                                                   -----------------   -----------------   -----------------   -----------------

Net sales                                          $    77,508         $    74,574         $   130,257         $   124,638

Cost of sales (excludes ESOP compensation)              38,105              35,984              67,831              65,659

Selling, general, and administrative
expenses (excludes ESOP compensation)                   33,463              27,586              61,973              49,715

ESOP compensation                                        6,010               4,502              12,931               9,557
                                                   -----------         -----------         -----------         -----------
Income (loss) from operations                              (70)              6,502             (12,478)               (293)

Interest income                                              5                   1                  83                  52
Interest expense                                         3,781               4,621               7,573               9,091
                                                   -----------         -----------         -----------         -----------

Income (loss) before income taxes
and extraordinary item                                  (3,846)              1,882             (19,968)             (9,332)

Income taxes                                             1,997                (686)             10,268               3,400
                                                   -----------         -----------         -----------         -----------

Net income (loss) before extraordinary item             (1,849)              1,196              (9,700)             (5,932)

Extraordinary loss on early
extinguishment of debt, net of taxes                      (237)                 --                (685)                 --
                                                   -----------         -----------         -----------         -----------

Net income (loss)                                  $    (2,086)        $     1,196         $   (10,385)        $    (5,932)
                                                   ===========         ===========         ===========         ===========

Earnings per common share:
Income (loss) before extraordinary item            $     (0.60)        $      0.47         $     (3.23)        $     (2.41)
Extraordinary item                                       (0.07)                 --               (0.23)                 --
                                                   -----------         -----------         -----------         -----------
Net income (loss)                                  $     (0.67)        $      0.47         $     (3.45)        $     (2.41)
                                                   ===========         ===========         ===========         ===========

Weighted average number of
common shares outstanding                            3,102,872           2,560,604           3,006,270           2,464,775
                                                   ===========         ===========         ===========         ===========

See accompanying notes to unaudited consolidated financial statements.

                                Herff Jones, Inc.
                           Consolidated Balance Sheet
          As of December 26, 1998, June 27, 1998, and December 27, 1997
                        (Amounts in thousands of dollars)

                                                               (Unaudited)                         (Unaudited)
                                                            December 26, 1998   June 27, 1998   December 27, 1997
                                                            -----------------   -------------   -----------------
Assets:
      Current Assets
        Cash and cash equivalents                              $      76         $   8,964         $   1,117
        Accounts receivable                                       49,663            64,689            45,482
        Inventories                                               47,926            39,526            46,241
        Prepaid expense                                            7,562             2,321             6,875
        Deferred income taxes                                     10,887            10,887             9,106
                                                               ---------         ---------         ---------
           Total Current Assets                                  116,114           126,387           108,821

      Non-Current Assets
        Property, plant, and equipment                           104,990            99,897           100,439
        Accumulated depreciation                                 (55,528)          (51,029)          (49,217)
                                                               ---------         ---------         ---------
           Net Property, Plant, and Equipment                     49,462            48,868            51,222

        Deferred income taxes                                      1,669             1,668                --
        Deferred financing cost, net and other assets              2,921             3,454             4,296
                                                               ---------         ---------         ---------
           Total Non-Current Assets                               54,052            53,990            55,518

Total Assets                                                   $ 170,166         $ 180,377         $ 164,339
                                                               =========         =========         =========

Liabilities and Shareholders' Equity:
      Current Liabilities
        Trade accounts payable                                 $   6,970         $   6,625         $   5,546
        Salaries and wages payable                                 5,638             5,430             5,089
        Interest payable                                           3,648             4,190             5,096
        Customer deposits                                         35,089            18,861            33,499
        Commissions payable                                        6,373            22,064             6,466
        Income taxes accrued                                     (10,442)           12,199            (3,349)
        Other accrued liabilities                                  7,570             9,201             7,031
        Current portion of long term debt                         43,892            19,678            24,626
                                                               ---------         ---------         ---------
           Total Current Liabilities                              98,738            98,248            84,004

      Non-Current Liabilities
        Other                                                     12,482             6,232             3,129
        Long term debt                                           104,356           122,903           149,459
        Deferred income taxes                                         --                --               442
                                                               ---------         ---------         ---------
           Total Non-Current Liabilities                         116,838           129,135           153,030

Total Liabilities                                                215,576           227,383           237,034

Shareholders' Equity (Deficit)
      Common stock                                                 5,673             5,683             5,694
      Retained earnings                                          130,697           137,885           121,583
      Deferred compensation                                     (181,670)         (189,927)         (198,183)
      Foreign currency translation                                  (110)              (60)              (40)
      Excess of cost over market, net (shares committed
      to be released)                                                 --              (587)           (1,749)
                                                               ---------         ---------         ---------
Total Shareholders' Equity (Deficit)                             (45,410)          (47,006)          (72,695)

Total Liabilities and Shareholders' Equity (Deficit)           $ 170,166         $ 180,377         $ 164,339
                                                               =========         =========         =========


See accompanying notes to unaudited consolidated financial statements.

                                Herff Jones, Inc.
                      Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                             -------------------------------------

                                                                             December 26, 1998   December 27, 1997
                                                                             -----------------   -----------------
Cash flows from operating activities:
     Net income (loss)                                                            $(10,385)          $ (5,932)
        Adjustments to reconcile net income (loss) to net cash (used)
        provided by operating activities:
           Depreciation and amortization                                             4,625              3,915
           Amortization and write off of financing cost                                536                294
           ESOP compensation (before dividend exclusion)                            13,752              9,740
           Tax benefit (effect) of ESOP                                               (576)              (330)
           Long-term incentive plan expense                                          6,250                890
           Other                                                                       (50)               (42)
           (Gain) loss on disposal of property, plant and equipment, net               (10)                (1)
           Increase (decrease) in cash generated by changes in assets and liabilities
              Accounts receivable                                                   15,026             10,227
              Inventories                                                           (8,400)            (8,278)
              Prepaid expenses                                                      (5,241)            (5,059)
              Trade accounts payable                                                   345               (310)
              Salaries and wages                                                       208                 41
              Interest payable                                                        (542)                14
              Customer deposits                                                     16,228             13,991
              Commissions payable                                                  (15,691)           (10,398)
              Income taxes payable                                                 (22,641)           (12,896)
              Deferred income taxes                                                     (1)                (1)
              Other accrued liabilities                                             (1,631)            (2,582)
              Other assets                                                              (3)                --
                                                                                  --------           --------
        Total adjustments                                                            2,184               (785)
                                                                                  --------           --------
Net cash (used) provided by operating activities                                    (8,201)            (6,717)

Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment                            15                  2
     Capital expenditures                                                           (5,224)            (6,124)
                                                                                  --------           --------
Net cash (used) provided by investing activities                                    (5,209)            (6,122)

Cash flows from financing activities:
     Redemptions of common stock                                                      (193)               (46)
     Dividends declared                                                               (952)              (570)
     Increase (decrease) in revolver, net                                           31,969             13,807
     Decrease in long term debt                                                    (26,302)            (5,078)
                                                                                  --------           --------
Net cash (used) provided by financing activities                                     4,522              8,113

Cash and cash equivalents:
     Net increase (decrease)                                                        (8,888)            (4,726)
     Beginning of period                                                             8,964              5,843
                                                                                  ========           ========
     End of period                                                                $     76           $  1,117
                                                                                  ========           ========

See accompanying notes to unaudited consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements
                       Six Months Ended December 26, 1998
                        (Amounts in thousands of dollars)

Note 1 - Adjustments
    The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of December 26, 1998, and the results of its operations and cash flows for the six months ended December 26, 1998. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 27, 1998.

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



Note 2 - Allowance for Doubtful Accounts and Returns

                 December 26, 1998    June 27, 1998        December 27, 1997
                 -----------------    -------------        -----------------
                       $3,939           $   5,744               $4,340


Note 3 - Inventories

    The components of inventory balances are summarized below:



                                                       December 26, 1998    June 27, 1998        December 27, 1997
                                                       -----------------    -------------        -----------------

    Raw materials and supplies (includes gold)             $19,223              $17,023             $18,469
    Work-in-process                                         17,582               14,169              16,649
    Finished goods                                          11,121                8,334              11,123
                                                           -------              -------             -------
                                                           $47,926              $39,526             $46,241
                                                           =======              =======             =======

Note 4 - Financing
                                                       December 26, 1998    June 27, 1998        December 27, 1997
                                                       -----------------    -------------        -----------------
Long-Term Debt consists of the following:

Senior Bank Facility (Revolver)                          $  31,969           $   8,417           $  13,807

Senior Bank Facility (Term)                                 21,859              27,379              32,678

Senior Subordinated Notes                                   86,820              99,185             120,000

1994 Industrial Development
Revenue Bonds Due in 2019                                    7,600               7,600               7,600
                                                         ---------           ---------           ---------

                                                           148,248             142,581             174,085

Less:  Current Portion                                     (43,892)            (19,678)            (24,626)
                                                         ---------           ---------           ---------

Long-Term Debt                                           $ 104,356           $ 122,903           $ 149,459
                                                         =========           =========           =========


Note 5 - Earnings Per Share

Earnings per share have been computed by dividing income (loss) before extraordinary item, extraordinary item, and net income (loss) by the weighted average number of allocated and committed to be released ESOP shares outstanding for the period.

Note 6 - Statement of Shareholders' Equity

                                       Common Stock                       Foreign                                        Total
                                  ----------------------      Retained    Currency      Deferred      Excess Cost     Shareholders'
                                    Shares        Amount      Earnings   Translation  Compensation  Over Market, Net     Equity
                                  ----------      ------      --------   -----------  ------------  ----------------  -------------
Balance June 27, 1998             9,530,156      $5,683      $137,885      ($60)      ($189,927)          ($587)        ($47,006)
---------------------
Stock Purchases                       -            -            -             -            -                 -                -
Tax effect of cost over market of
ESOP shares committed to be
released, net                         -            -            -             -            -               (576)            (576)
Foreign currency translation
adjustment                            -            -            -           (28)           -                 -               (28)
Shares committed to be released       -            -            1,584         -           4,129           1,163            6,876
Net income for the quarter            -            -           (8,299)        -            -                 -            (8,299)
                                  ---------      ------      --------      ----       ---------          ------         --------
Balance  September 26, 1998       9,530,156      $5,683      $131,170      ($88)      ($185,798)             -          ($49,033)
---------------------------       =========      ======      ========      ====       =========          ======         ========
Stock Purchases                      (4,446)         (2)         (191)        -            -                 -              (193)
Dividends declared on allocated
shares ($.35/share)                   -            -             (952)        -            -                 -              (952)
Foreign currency translation
adjustment                            -            -            -           (22)           -                 -               (22)
Shares committed to be released       -            -            2,748         -           4,128              -             6,876
Net income for the quarter            -            -           (2,086)        -            -                 -            (2,086)
                                  ---------      ------      --------     -----       ---------          ------         --------
Balance  December 26, 1998        9,525,710      $5,681      $130,689     ($110)      ($181,670)             -          ($45,410)
---------------------------       =========      ======      ========     =====       =========          ======         ========




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

Note 7 - Comprehensive Income

The Comprehensive income (loss) for the second quarter of fiscal 1999 and fiscal 1998 was ($8,321) and ($7,166), respectively and the first six months of 1999 and 1998 was ($10,435) and ($5,974), respectively. These amounts include the reported net loss adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 8 - Extraordinary Item

During the first six months of fiscal 1999, the Company repurchased $12.4 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write off of previously deferred financing cots, net of the applicable tax benefit.

Note 9 - Income Taxes

Income taxes, excluding the extraordinary item, are computed on the basis of the anticipated annual effective tax rate of 50.8% for fiscal 1999. The significant tax rate increase results from the effect of a rising estimated share value, and the related effect on ESOP compensation, for financial reporting purposes. Estimated market value per share is used in determining ESOP compensation. The excess of market value over cost per share is a permanent non-deductible item for use in computing income taxes payable. Substantially, all of the increase in the estimated effective tax rate to slightly over 51.0% for fiscal 1999 from slightly over 36.0% in fiscal 1998 is attributable to this item for both the second quarter and the six month period.

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


         For the second quarter ended December 26, 1998 and December 27, 1997


         General. Net sales rose 3.9% to $77.5 million in fiscal 1999 from $74.6 million in fiscal 1998. Operating profit decreased to a loss of $.1 million in fiscal 1999 from a profit of $6.5 million in fiscal 1998. Net income decreased to a loss of $2.1 million in fiscal 1999 from a profit of $1.2 million in fiscal 1998.

         Net Sales. Net sales increased $2.9 million or 3.9% to $77.5 million in fiscal 1999 from $74.6 million in fiscal 1998. Such increases were due primarily to modest price increases in all product lines and unit growth in the Photography and Jewelry product lines, offset by lower sales in the Education product line due to earlier shipment of backlogs in the first quarter.

         Cost Of Sales. Cost of sales increased $2.1 million or 5.9% to $38.1 million in fiscal 1999 from $36.0 million in fiscal 1998. Cost of sales as a percentage of sales increased to 49.2% in fiscal 1999 from 48.3% in fiscal 1998. The increase was due primarily to higher manufacturing costs in the Fine Paper product line, offset somewhat by improved operating performance in the Photography product line.

         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $5.9 million or 21.4% to $33.5 million in fiscal 1999 from $27.6 million in fiscal 1998. Such expense as a percentage of sales is 43.2% in fiscal 1999, compared to 37.0% in fiscal 1998. The increase was predominantly attributable to increases in Long-Term Management Incentive expense and information technology consulting, coupled with higher commission and selling expenses resulting from increased fiscal 1999 sales.

         ESOP Compensation. ESOP compensation increased $1.5 million to $6.0 million in fiscal 1999 from $4.5 million in fiscal 1998. The ESOP compensation expense increase resulted from a 36.5% increase in the estimated market value of the shares committed to be released.

         Interest Expense. Interest expense decreased $.8 million to $3.8 million in the second quarter of fiscal 1999 from $4.6 million in the corresponding period of fiscal 1998 due primarily to a reduction of average debt outstanding.

         Income Tax Benefit. The second quarter income tax benefit was $2.0 million in fiscal 1999, compared to an expense of $.7 million in fiscal 1998, due to the fiscal 1999 loss before income taxes (compared to a fiscal 1998 profit) and a higher fiscal 1999 effective tax rate. The increase in the effective tax rate is a result of increases in ESOP per share values. Rising share values increase ESOP compensation expense for financial reporting purposes; however, ESOP compensation in excess of share cost is not deductible for income tax purposes.

         Extraordinary Item. During the second quarter, the Company repurchased $4.4 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.2 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit.

         Net Loss. The second quarter net loss was $2.1 million, compared to a profit of $1.2 million in fiscal 1998. The unfavorable comparison was due primarily to the aforementioned increases in selling, general and administrative expenses, higher ESOP compensation cost and the extraordinary loss on the repurchase of Senior Subordinated Notes from existing noteholders at a premium, partially offset by increased gross profit in the Photography product line and the impact of the higher effective tax rate, as discussed above.


         For the six months ended December 26, 1998 and December 27, 1997


         General. Net sales rose 4.6% to $130.3 million in fiscal 1999 from $124.6 million in fiscal 1998. Operating losses increased to $12.5 million in fiscal 1999, compared to $.3 million in fiscal 1998. Net losses increased to $10.4 million in fiscal 1999 from $5.9 million in fiscal 1998.

         Net sales. Net sales increased $5.7 million or 4.6% to $130.3 million in fiscal 1999. The increase was due primarily to modest price increases in all product lines and unit growth in the Photography and Jewelry product lines.

         Cost of Sales. Cost of sales increased $2.1 million or 3.2% to $67.8 million in fiscal 1999 from $65.7 million in fiscal 1998. Cost of sales as a percentage of sales decreased to 52.1% in fiscal 1999 from 52.7% in fiscal 1998. The decrease was due to improved operating performance in the Jewelry and Photography product lines, offset by somewhat higher manufacturing costs in the Fine Paper product line.


         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $12.3 million or 24.7% to $62.0 million in fiscal 1999 from $49.7 million in fiscal 1998. The increase was predominantly attributable to increases in Long-Term Management Incentive expense and information technology consulting, coupled with higher commission and selling expenses resulting from increased fiscal 1999 sales.

         ESOP Compensation. ESOP compensation increased $3.4 million to $12.9 million in fiscal 1999 from $9.6 million in fiscal 1998. The ESOP compensation expense increase resulted from a 36.5% increase in the estimated market value of the shares committed to be released.

         Interest Expense. Interest expense decreased $1.5 million to $7.5 million in fiscal 1999 from $9.1 million in fiscal 1998, due primarily to a reduction of average debt outstanding.

         Income Tax Benefit. The income tax benefit for the period is $10.3 million for fiscal 1999, compared to $3.4 million in fiscal 1998, due to the increase in the loss before taxes and a higher fiscal 1999 effective tax rate. The increase in the effective tax rate is a result of increases in ESOP per share values. Rising share values increase ESOP compensation expense for financial reporting purposes; however, ESOP compensation in excess of share cost is not deductible for income tax purposes.

         Extraordinary Item. During the period, the Company repurchased $12.4 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write-off of previously deferred financing costs, net of the applicable tax benefit.

         Net Loss. The net loss for the period increased to $10.4 million from $5.9 million in fiscal 1998. The increase was due primarily to the aforementioned increases in selling, general and administrative and ESOP compensation expense and the extraordinary loss on the repurchase of Senior Subordinated Notes from existing noteholders at a premium, partially offset by increased gross profit in the Photography product line and the impact of the higher effective tax rate as discussed above.



FINANCIAL CONDITION AND LIQUIDITY

          The Company's business is highly seasonal. Historically the first six months require the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the pre-Christmas photography and class ring activity; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year.

         The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at December 26, 1998, of $32.0 million of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Capital expenditures were $5.2 million and $6.1 million in the first six months of fiscal 1999 and 1998, respectively. The decrease from the prior year is attributable to the timing of capital expenditures, mostly related to information technology purchases.

         Income taxes accrued are a negative $10.4 million at December 26, 1998, compared to $12.2 million payable at June 27, 1998 and a negative $3.3 million at December 27, 1997. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The increased tax benefit at the end of the second quarter, compared to the prior year second quarter end is the result of the higher pre-tax loss in this fiscal year, and an increase in the effective tax rate for fiscal 1999.

         For the six months ended December 26, 1998, cash and cash equivalents declined $8.9 million to $.1 million as compared to a decrease of $4.7 million to $1.1 million for the six months ended December 27, 1997.

         Cash used in operating activities was $8.2 million for the six months ended December 26, 1998, compared to $6.7 million for the six months ended December 27, 1997, as described below.

         Net losses were $10.4 million in the six months of fiscal 1999, compared to $5.9 million in fiscal 1998. This was primarily attributable to increases in Long-Term Management Incentive expense, ESOP compensation expense and information technology consulting, partially offset by increased gross profit in the Photography product line and an increased tax benefit.

         Accounts receivable decreased $15.0 million in fiscal 1999, compared to a decrease of $10.2 million in fiscal 1998, as a result of collecting a larger portion of the higher receivables balance as of the end of fiscal 1998, coupled with a smaller sales increase in the six months of fiscal 1999 compared to fiscal 1998.

         Customer deposits increased by $2.2 million to $16.2 million primarily due to the timing of deposit receipts for the Yearbook product line.

         Commissions payable decreased $15.7 million for fiscal 1999, compared to $10.4 million a year ago. The increase in the decline resulted from higher commission settlements paid in fiscal 1999, compared to fiscal 1998, due primarily to sales increases in fiscal 1998.

         Income taxes payable decreased $22.6 million in fiscal 1999, compared to a decline of $12.9 million in fiscal 1998. The decline was primarily attributable to the increased pre-tax loss of the Company in fiscal 1999, compared to the pre-tax loss in fiscal 1998, and higher tax payments in fiscal 1999 relating to the fiscal 1998 earnings improvement over fiscal 1997.

         Net cash used by investing activities was $5.2 million for the six months of fiscal 1999, compared to $6.1 million for fiscal 1998. The decrease from prior year is due to timing of capital expenditures.

         Net cash provided by financing activities was $4.5 million in fiscal 1999, compared to $8.1 million in fiscal 1998. During the six months of fiscal 1999, the Company made its scheduled payment on long-term debt and repurchased $12.4 million of Senior Subordinated Notes with funds drawn on its Revolving Credit Agreement.

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

         The Company maintains material business relationships with its suppliers of raw materials, services and utilities. The Company will conduct a survey of its critical suppliers, but believes most of its raw materials are generic enough to allow for easy substitution. However, if alternative suppliers are also unable to meet the Company's delivery requirements, or if its utility suppliers are unable to operate, the Company's business or operations could be adversely affected.

         The total year 2000 project cost was approximately $1.5 million, which included $1.0 million to purchase and implement new hardware and software that was capitalized during fiscal 1998 and $.5 million that was expensed as incurred in fiscal 1998. Spending on the new systems scheduled for installation prior to December 31, 1999 relates to on-going technology upgrades and is not viewed as a response to the year 2000 issue.

         There is currently no contingency plan in place which would address business operations if the systems are not completed by January 2000. A contingency plan would be developed at such time as it is determined that installation of the replacement systems will not be completed before December 31, 1999. Regarding contingency plans for its material supplier relationships, the Company believes the nature of its business and diversity of its supplier base minimizes the risk to its operations.

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


February 9, 1999