Form 10-Q
period 1999-03-27
HERFF JONES INC
filed 1999-05-11
CIK 812549

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[  X  ]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 27, 1999


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


                                                     Yes          No  X   *
                                                         ------      ------


* Effective January 30, 1998, registrant is no longer subject to such filing requirements.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of shares outstanding of the issuer's Common Stock as of May 7, 1999:


           Class
Common Stock, without par value                           9,522,114

Voluntary filing - effective January 30, 1998, Herff Jones, Inc. is not subject to filing requirements of the Securities Exchange Act of 1934.


                                      INDEX

Part  I. - Financial Information                                        Page No.

       Consolidated Statement of Operations -
          Third Quarter and Nine Months Ended March 27, 1999
          and March 28, 1998                                                3

       Consolidated Balance Sheet -
          As of March 27, 1999, June 27, 1998 and March 28, 1998            4

       Consolidated Statement of Cash Flows -
          Nine Months Ended March 27, 1999 and March 28, 1998               5

       Notes to Consolidated Financial Statements                       6 - 8

       Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9 - 13


Part II. - Other Information                                               14


Item 6.    Exhibits and Reports on Form 8-K

                         Part I - Financial Information
                                Herff Jones, Inc.
                      Consolidated Statement of Operations
            (Amounts in thousands of dollars, except per share data)
                                   (Unaudited)

                                                              Third Quarter Ended                     Nine Months Ended
                                                      ----------------------------------      ----------------------------------
                                                      March 27, 1999      March 28, 1998      March 27, 1999      March 28, 1998
                                                      --------------      --------------      --------------      --------------

Net sales                                              $    68,968         $    64,114         $   199,225         $   188,752

Cost of sales (excludes ESOP compensation)                  30,930              29,013              98,761              94,672

Selling, general, and administrative expenses
(excludes ESOP compensation)                                38,446              31,245             100,419              80,960

ESOP compensation                                            6,911               5,125              19,842              14,682

                                                       -----------         -----------         -----------         -----------
Income (loss) from operations                               (7,319)             (1,269)            (19,797)             (1,562)

Interest income                                                 12                   7                  95                  59

Interest expense                                             3,616               4,492              11,189              13,583
                                                       -----------         -----------         -----------         -----------

Income (loss) before income taxes
and extraordinary item                                     (10,923)             (5,754)            (30,891)            (15,086)

Income taxes                                                 5,549               2,097              15,817               5,497
                                                       -----------         -----------         -----------         -----------

Net income (loss) before extraordinary item                 (5,374)             (3,657)            (15,074)             (9,589)

Extraordinary loss on early extinguishment
of debt, net of taxes                                          ---                (743)               (685)               (743)
                                                       -----------         -----------         -----------         -----------

Net income (loss)                                      $    (5,374)        $    (4,400)        $   (15,759)        $   (10,332)
                                                       ===========         ===========         ===========         ===========

Earnings per common share:
Income (loss) before extraordinary item                $     (1.66)        $     (1.35)        $     (4.90)        $     (3.79)
Extraordinary item                                             ---               (0.28)              (0.22)              (0.28)
                                                       -----------         -----------         -----------         -----------
Net income (loss)                                      $     (1.66)        $     (1.63)        $     (5.12)        $     (4.07)
                                                       ===========         ===========         ===========         ===========

Weighted average number of common shares outstanding     3,242,130           2,700,878           3,077,028           2,535,606
                                                       ===========         ===========         ===========         ===========


See accompanying notes to unaudited consolidated financial statements.

                               Herff Jones, Inc.
                           Consolidated Balance Sheet
             As of March 27, 1999, June 27, 1998, and March 28, 1998
                        (Amounts in thousands of dollars)

                                                            (Unaudited)                        (Unaudited)
                                                           March 27, 1999     June 27, 1998   March 28, 1998
                                                           --------------     -------------   --------------
Assets:
      Current Assets
        Cash and cash equivalents                             $   3,523        $   8,964        $   3,617
        Accounts receivable                                      64,545           64,689           58,625
        Inventories                                              60,206           39,526           58,484
        Prepaid expense                                           8,673            2,321            8,378
        Deferred income taxes                                    10,887           10,887            9,106
                                                              ---------        ---------        ---------
           Total Current Assets                                 147,834          126,387          138,210

      Non-Current Assets
        Property, plant, and equipment                          109,215           99,897          101,740
        Accumulated depreciation                                (59,266)         (51,029)         (51,059)
                                                              ---------        ---------        ---------
           Net Property, Plant, and Equipment                    49,949           48,868           50,681

        Deferred income taxes                                     1,668            1,668               --
        Deferred financing cost, net and other assets             3,548            3,454            3,925
                                                              ---------        ---------        ---------
           Total Non-Current Assets                              55,165           53,990           54,606

Total Assets                                                  $ 202,999        $ 180,377        $ 192,816
                                                              =========        =========        =========


Liabilities and Shareholders' Equity:
      Current Liabilities
        Trade accounts payable                                $   8,207        $   6,625        $   7,186
        Salaries and wages payable                                6,177            5,430            5,687
        Interest payable                                          1,288            4,190            1,712
        Customer deposits                                        58,803           18,861           53,369
        Commissions payable                                      14,830           22,064           12,685
        Income taxes accrued                                    (16,187)          12,199           (5,036)
        Other accrued liabilities                                 8,965            9,201            8,675
        Current portion of long term debt                        46,000           19,678           38,309
                                                              ---------        ---------        ---------
           Total Current Liabilities                            128,083           98,248          122,587

      Non-Current Liabilities
        Other                                                    17,919            6,232            4,679
        Long term debt                                          101,044          122,903          137,639
        Deferred income taxes                                        --               --              442
                                                              ---------        ---------        ---------
           Total Non-Current Liabilities                        118,963          129,135          142,760

Total Liabilities                                               247,046          227,383          265,347

Shareholders' Equity (Deficit)
      Common stock                                                5,679            5,683            5,691
      Retained earnings                                         127,909          137,885          117,034
      Deferred compensation                                    (177,542)        (189,927)        (194,055)
      Foreign currency translation                                  (93)             (60)             (29)
      Excess of cost over market, net (shares committed
      to be released)                                                --             (587)          (1,172)
                                                              ---------        ---------        ---------
Total Shareholders' Equity (Deficit)                            (44,047)         (47,006)         (72,531)

Total Liabilities and Shareholders' Equity (Deficit)          $ 202,999        $ 180,377        $ 192,816
                                                              =========        =========        =========


See accompanying notes to unaudited consolidated financial statements.

                               Herff Jones, Inc.
                      Consolidated Statement of Cash Flows
                        (Amounts in thousands of dollars)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                             -------------------------------
                                                                             March 27, 1999   March 28, 1998
                                                                             --------------   --------------
Cash flows from operating activities:
     Net income (loss)                                                          $(15,759)        $(10,332)
        Adjustments to reconcile net income (loss) to net cash (used)
        provided by operating activities:
           Depreciation and amortization                                           6,974            5,747
           Amortization and write off of financing cost                              655              665
           ESOP compensation (before dividend exclusion)                          20,628           15,105
           Tax benefit (effect) of ESOP                                             (576)            (990)
           Long-term incentive plan expense                                        9,375            2,511
           Other                                                                     (33)             (31)
           (Gain) loss on disposal of property, plant and equipment, net               6               (1)
           Increase (decrease) in cash generated by changes in assets and liabilities
              Accounts receivable                                                    144           (2,916)
              Inventories                                                        (20,680)         (20,521)
              Prepaid expenses                                                    (6,352)          (6,562)
              Trade accounts payable                                               1,582            1,330
              Salaries and wages                                                     747              639
              Interest payable                                                    (2,902)          (3,370)
              Customer deposits                                                   39,942           33,861
              Commissions payable                                                 (7,234)          (4,179)
              Income taxes payable                                               (28,386)         (14,583)
              Deferred income taxes                                                   --               (1)
              Other accrued liabilities                                            2,076           (1,009)
              Other assets                                                          (749)              --
                                                                                --------         --------
        Total adjustments                                                         15,217            5,695
                                                                                --------         --------
Net cash (used) provided by operating activities                                    (542)          (4,637)

Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment                          16                2
     Capital expenditures                                                         (8,077)          (7,415)
                                                                                --------         --------
Net cash (used) provided by investing activities                                  (8,061)          (7,413)

Cash flows from financing activities:
     Redemption of common shares                                                      (4)             (12)
     Premium on stock redemption                                                    (345)            (186)
     Dividends declared                                                             (952)            (570)
     Increase (decrease) in revolver, net                                         33,635           27,269
     Decrease in long term debt                                                  (29,172)         (16,677)
                                                                                --------         --------
Net cash (used) provided by financing activities                                   3,162            9,824

Cash and cash equivalents:
     Net increase (decrease)                                                      (5,441)          (2,226)
     Beginning of period                                                           8,964            5,843
                                                                                --------         --------
     End of period                                                              $  3,523         $  3,617
                                                                                ========         ========

See accompanying notes to unaudited consolidated financial statements.

                                Herff Jones, Inc.
              Notes to Unaudited Consolidated Financial Statements
                        Nine Months Ended March 27, 1999
                        (Amounts in thousands of dollars)

Note 1 - Adjustments
     The unaudited consolidated financial statements presented herein have been prepared by the Company and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 27, 1999, and the results of its operations and cash flows for the three and nine month periods ended March 27, 1999. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended June 27, 1998.

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



Note 2 - Allowance for Doubtful Accounts and Returns

                          March 27, 1999    June 27, 1998    March 28, 1998
                          --------------    -------------    --------------
                             $4,226          $   5,744            $4,654


Note 3 - Inventories

    The components of inventory balances are summarized below:


                                            March 27, 1999     June 27, 1998       March 28, 1998
                                            --------------     -------------       --------------
Raw materials and supplies (includes gold)       $19,366           $17,023           $19,467
Work-in-process                                   29,010            14,169            27,446
Finished goods                                    11,830             8,334            11,571
                                                 -------           -------           -------
                                                 $60,206           $39,526           $58,484
                                                 =======           =======           =======


Note 4 - Financing
                                    March 27, 1999    June 27, 1998   March 28, 1998
                                    --------------    -------------   --------------
Long-Term Debt consists of the following:

Senior Bank Facility (Revolver)       $  33,635        $   8,417        $  27,269

Senior Bank Facility (Term)              18,989           27,379           30,029

Senior Subordinated Notes                86,820           99,185          111,050

1994 Industrial Development
Revenue Bonds Due in 2019                 7,600            7,600            7,600
                                      ---------        ---------        ---------

                                        147,044          142,581          175,948

Less:  Current Portion                  (46,000)         (19,678)         (38,308)
                                      ---------        ---------        ---------

Long-Term Debt                        $ 101,044        $ 122,903        $ 137,640
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

Note 6 - Statement of Shareholders' Equity

                                         Common Stock                      Foreign                                       Total
                                      -------------------      Retained    Currency      Deferred       Excess Cost    Shareholders'
                                      Shares       Amount      Earnings   Translation  Compensation  Over Market, Net     Equity
                                      ------       ------      --------   -----------  ------------  ----------------  -------------
Balance June 27, 1998                9,530,156      $5,683    $137,885       ($60)       ($189,927)     ($587)           ($47,006)
---------------------
Stock Purchases                          -            -          -            -            -               -                 -
Tax effect of cost over market of
ESOP shares committed to be
released, net                            -            -          -            -            -             (576)               (576)
Foreign currency translation
adjustment                               -            -          -            (28)         -               -                  (28)
Shares committed to be released          -            -          1,584         -            4,129       1,163               6,876
Net income for the quarter               -            -         (8,299)        -           -               -               (8,299)
                                     ---------      ------    --------      -----      ----------      -----             --------
Balance  September 26, 1998          9,530,156      $5,683    $131,170       ($88)      ($185,798)         -             ($49,033)
---------------------------          =========      ======    ========      =====      ==========      =====             ========
Stock Purchases                         (4,446)         (2)       (191)        -           -               -                 (193)
Dividends declared on allocated
shares ($.35/share)                      -            -           (952)        -           -               -                 (952)
Foreign currency translation
adjustment                               -            -          -            (22)         -               -                  (22)
Shares committed to be released          -            -          2,748         -            4,128          -                6,876
Net income for the quarter               -            -         (2,086)        -           -               -               (2,086)
                                     ---------      ------    --------      -----      ----------      -----             --------
Balance  December 26, 1998           9,525,710      $5,681    $130,689      ($110)      ($181,670)         -             ($45,410)
--------------------------           =========      ======    ========     ======      ==========      =====             ========
Stock Purchases                         (3,596)         (2)       (154)        -           -               -                 (156)
Foreign currency translation
adjustment                               -            -          -             17          -               -                   17
Shares committed to be released          -            -          2,748        -             4,128          -                6,876
Net income for the quarter               -            -         (5,374)       -            -               -               (5,374)
                                     ---------      ------    --------      -----      ----------      -----             --------
Balance  March 27, 1999              9,522,114      $5,679    $127,909       ($93)      ($177,542)         -             ($44,047)
-----------------------              =========      ======    ========      =====      ==========      =====             ========


Prior to fiscal 1998 the cost of ESOP shares committed to be released was greater than the estimated fair value of such shares. The excess of cost over market was recorded as a charge to a separate component of shareholders' equity, net of the related tax effect. Beginning in fiscal 1998, the estimated fair value of ESOP shares committed to be released exceeded cost. The excess of market over cost has been credited to equity, net of the related tax effect, to the extent of the previous net charges recorded. Thereafter, the excess is credited to retained earnings.

Note 7 - Comprehensive Income

The comprehensive income (loss) for the third quarter of fiscal 1999 and fiscal 1998 was ($5,357) and ($963), respectively, and for the first nine months of 1999 and 1998 was ($15,852) and ($10,396), respectively. These amounts include the reported net loss adjusted by the non-cash effect of changes in the cumulative translation adjustment.

Note 8 - Extraordinary Item

During the first nine months of fiscal 1999, the Company repurchased $12.4 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit of $.5 million for fiscal 1999 and $.4 million for fiscal 1998.

Note 9 - Income Taxes

Income taxes, excluding the extraordinary item, are computed on the basis of the anticipated annual effective tax rate of 50.8% for fiscal 1999. The significant tax rate increase results from the effect of a rising estimated share value, and the related effect on ESOP compensation, for financial reporting purposes. Estimated market value per share is used in determining ESOP compensation. The excess of market value over cost per share is a permanent non-deductible item for use in computing income taxes payable. Substantially, all of the increase in the estimated effective tax rate to slightly over 51.0% for fiscal 1999 from slightly over 36.0% in fiscal 1998 is attributable to this item for both the third quarter and the nine month period.

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


RESULTS OF OPERATIONS

         The Company utilizes a 52/53 week year for accounting purposes. Fiscal 1998 and fiscal 1999 each contains 52 weeks. The Company's business is highly seasonal. Historically, fiscal third quarter sales are the weakest period except for the first quarter. However, because of the seasonality of the Company's business, operating results on a quarterly basis are not necessarily indicative of operating results for the full year.


         For the third quarter ended March 27, 1999 and March 28, 1998


         General. Net sales rose 7.6% to $69.0 million in fiscal 1999 from $64.1 million in fiscal 1998. Operating profit decreased to a loss of $7.3 million in fiscal 1999 from a loss of $1.3 million in fiscal 1998. Net income decreased to a loss of $5.4 million in fiscal 1999 from a loss of $4.4 million in fiscal 1998.

         Net Sales. Net sales increased $4.9 million or 7.6% to $69.0 million in fiscal 1999 from $64.1 million in fiscal 1998. Such increases were due primarily to modest price increases in all product lines and unit growth in the Jewelry and Fine Paper product lines, partially offset by lower unit sales in the Education product line.

         Cost Of Sales. Cost of sales increased $1.9 million or 6.6% to $30.9 million in fiscal 1999 from $29.0 million in fiscal 1998. Cost of sales as a percentage of sales decreased to 44.8% in fiscal 1999 from 45.3% in fiscal 1998. The decrease was due primarily to improvement in operating performance in the Jewelry product line.

         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $7.2 million or 23.0% to $38.4 million in fiscal 1999 from $31.2 million in fiscal 1998. Such expense as a percentage of sales is 55.7% in fiscal 1999, compared to 48.7% in fiscal 1998. The increase was predominantly attributable to increases in Long-Term Management Incentive Plan expense and information technology consulting, which accounted for approximately 21% and 24%, respectively, of the increase, coupled with higher commission and selling expenses resulting from increased fiscal 1999 sales.

         ESOP Compensation. ESOP compensation increased $1.8 million to $6.9 million in fiscal 1999 from $5.1 million in fiscal 1998. The ESOP compensation expense increase resulted from a 36.5% increase in the estimated market value of the shares committed to be released.

         Interest Expense. Interest expense decreased $.9 million to $3.6 million in the third quarter of fiscal 1999 from $4.5 million in the corresponding period of fiscal 1998 due primarily to a reduction of average debt outstanding.

         Income Tax Benefit. The third quarter income tax benefit was $5.5 million in fiscal 1999, compared to $2.1 million in fiscal 1998, due to the higher fiscal 1999 loss before income taxes and a higher fiscal 1999 effective tax rate. The increase in the effective tax rate is a result of increases in ESOP per share values. Rising share values increase ESOP compensation expense for financial reporting purposes; however, ESOP compensation in excess of share cost is not deductible for income tax purposes.

         Extraordinary Item. During the third quarter of fiscal 1998, the Company repurchased $9.0 million of its Senior Subordinated Notes from existing noteholders at a premium. As a result, the Company recorded a $.7 million charge reflecting the premium cost and the write off of previously deferred financing costs, net of the applicable tax benefit. There was no repurchase activity in the third quarter of fiscal 1999.

         Net Loss. The third quarter net loss was $5.4 million, compared to $4.4 million in fiscal 1998. The unfavorable comparison was due primarily to the aforementioned increases in selling, general and administrative expenses and higher ESOP compensation cost, partially offset by the impact of the higher effective tax rate, marginal improvement in gross profit and the absence of Senior Subordinated Note repurchases, all as discussed above.


         For the nine months ended March 27, 1999 and March 28, 1998


         General. Net sales rose 5.5% to $199.2 million in fiscal 1999 from $188.8 million in fiscal 1998. Operating losses increased to $19.8 million in fiscal 1999, compared to $1.6 million in fiscal 1998. Net losses increased to $15.8 million in fiscal 1999 from $10.3 million in fiscal 1998.

         Net sales. Net sales increased $10.4 million or 5.5% to $199.2 million in fiscal 1999. The increase was due primarily to modest price increases in all product lines and unit growth in the Jewelry, Cap & Gown, Fine Paper and Photography product lines.

         Cost of Sales. Cost of sales increased $4.1 million or 4.3% to $98.8 million in fiscal 1999 from $94.7 million in fiscal 1998. Cost of sales as a percentage of sales decreased to 49.6% in fiscal 1999 from 50.2% in fiscal 1998. The decrease was due to improvement in operating performance in the Photography, Education and Jewelry product lines.

         Selling, General And Administrative Expenses. Selling, general and administrative expenses increased $19.4 million or 24.0% to $100.4 million in fiscal 1999 from $81.0 million in fiscal 1998. The increase was predominantly attributable to increases in Long-Term Management Incentive Plan expense and information technology consulting, which accounted for approximately 35% and 13%, respectively, of the increase, coupled with higher commission and selling expenses resulting from increased fiscal 1999 sales.

         ESOP Compensation. ESOP compensation increased $5.2 million to $19.8 million in fiscal 1999 from $14.6 million in fiscal 1998. The ESOP compensation expense increase resulted from a 36.5% increase in the estimated market value of the shares committed to be released.

         Interest Expense. Interest expense decreased $2.4 million to $11.2 million in fiscal 1999 from $13.6 million in fiscal 1998, due primarily to a reduction of average debt outstanding.

         Income Tax Benefit. The income tax benefit for the period is $15.8 million for fiscal 1999, compared to $5.5 million in fiscal 1998, due to the increase in the loss before taxes and a higher fiscal 1999 effective tax rate. The increase in the effective tax rate is a result of increases in ESOP per share values. Rising share values increase ESOP compensation expense for financial reporting purposes; however, ESOP compensation in excess of share cost is not deductible for income tax purposes.

         Extraordinary Item. During the nine months ended March 27, 1999, the Company repurchased $12.4 million of its Senior Subordinated Notes from existing noteholders at a premium, compared to a repurchase of $9.0 million during the same period in the prior year. As a result, the Company recorded a $.7 million charge in each year reflecting the premium cost and the write-off of previously deferred financing costs, net of the applicable tax benefit.

         Net Loss. The net loss for the period increased to $15.8 million from $10.3 million in fiscal 1998. The increase was due primarily to the aforementioned increases in selling, general and administrative and ESOP compensation expenses, partially offset by the higher effective tax rate and the impact of the marginally increased gross profit.



FINANCIAL CONDITION AND LIQUIDITY

          The Company's business is highly seasonal. Historically the first nine months require the use of working capital due to losses from operations, caused by relatively low shipping of product; the absorption of fixed costs that are incurred evenly throughout the year; the build up of inventories for the spring shipments of graduation related products; the payment of the Company's income taxes from the previous fiscal year; and the settlement of commission accounts with the Company's independent sales representatives. This is partially offset by the reduction of accounts receivable resulting from payment for products shipped prior to graduations in the fourth quarter of the previous fiscal year and the receipt of customer deposits for products that ship in the spring.

         The cash flow pattern and expectations of the Company's highly seasonal business result in the classification, at March 27, 1999, of $33.6 million of the senior bank facility (revolver) as a current liability, although payment within the next year is not necessarily required by the terms of the Company's financing arrangements.

         Effective May 6, 1999, the Company restated its prior bank revolving credit facility. The term portion of the facility, with $19.0 million remaining outstanding, was not changed. The amount available under the revolving facility is $60.0 million through July 1999; $90.0 million from August 1999 through July 2000; and, $110.0 million from August 2000 through May 6, 2004. The restated revolver is expected to provide adequate liquidity for the Company's operations at least through fiscal 2000, including funds necessary to prepay or repurchase Subordinated Notes from time-to-time.

         Capital expenditures were $8.1 million and $7.4 million in the first nine months of fiscal 1999 and 1998, respectively. The increase from the prior year is mostly related to information technology purchases.

         Other non-current liabilities were $17.9 million at March 27, 1999, compared to $4.7 million at March 28, 1998. The increase is primarily due to an increase in the accrual of expenses for the Long-Term Management Incentive Plan expense.

         Income taxes accrued are a negative $16.2 million at March 27, 1999, compared to $12.2 million payable at June 27, 1998 and a negative $5.0 million at March 28, 1998. The decrease from June is the result of the payment of taxes for the prior fiscal year, coupled with the provision for the tax benefit associated with the seasonal losses this year. The increased tax benefit at the end of the third quarter, compared to the prior year third quarter end is the result of the higher pre-tax loss in this fiscal year, and an increase in the effective tax rate for fiscal 1999.

         Cash used in operating activities was $.5 million for the nine months ended March 27, 1999, compared to $4.6 million for the nine months ended March 28, 1998, as described below.

         Net losses were $15.8 million in the nine months of fiscal 1999, compared to $10.3 million in fiscal 1998. This was primarily attributable to increases in Long-Term Management Incentive Plan expense, ESOP compensation expense and information technology consulting, partially offset by increased gross profit and an increased tax benefit.

         Customer deposits increased $39.9 million in the first nine months of fiscal 1999, compared to $33.8 million in fiscal 1998. The larger increase was attributable to increases in deposits for spring sales in the Yearbook and Fine Paper product lines.

         Income taxes payable decreased $28.4 million in fiscal 1999, compared to a decline of $14.6 million in fiscal 1998. The decline was primarily attributable to the increased pre-tax loss of the Company in fiscal 1999, compared to the pre-tax loss in fiscal 1998, the higher effective tax rate as previously discussed, and higher tax payments in fiscal 1999 relating to the fiscal 1998 earnings improvement over fiscal 1997.

         Net cash provided by financing activities was $3.2 million in fiscal 1999, compared to $9.8 million in fiscal 1998. During the nine months of fiscal 1999, the Company made its scheduled payment on long-term debt and repurchased $12.4 million of Senior Subordinated Notes with funds drawn on its Revolving Credit Agreement.

YEAR 2000

         In fiscal 1994, the Company adopted the client server platform as its information technology strategy for the future. Development of the initial client server business system was begun at that time and was completed in fiscal 1998. In fiscal 1996, the Company began addressing the year 2000 issue specifically. Other business systems which required replacement in the normal course of business or which would not be year 2000 compliant were identified. Four business systems fell into this class and installation of replacement systems was scheduled for completion in fiscal 1999. The implementation plan for these four systems is slightly behind schedule, but completion by December 31, 1999 is anticipated. The company believes its most significant risk associated with the year 2000 lies in the completion of the four business systems scheduled for completion prior to December 31, 1999.

         Information technology systems that won't be converted to client server by the end of fiscal 1999 have either been modified to make them year 2000 compliant or have been replaced.

         Non-information technology systems are under a review program by the Resident Manager at each facility. All locations are anticipated to be year 2000 compliant by December, 1999 with compliant systems.

         The Company maintains material business relationships with its suppliers of raw materials, services and utilities. The Company will conduct a survey of its critical suppliers, but believes most of its raw materials are generic enough to allow for easy substitution. However, if alternative suppliers are unable to meet the Company's delivery requirements, or if its utility suppliers are unable to operate, the Company's business or operations could be adversely affected.

         The total year 2000 project cost is approximately $1.5 million, which includes $1.0 million to purchase and implement new hardware and software that was capitalized during fiscal 1998 and $.5 million that was expensed as incurred in fiscal 1998. Spending on the new systems scheduled for installation prior to December 31, 1999 relates to on-going technology upgrades and is not viewed as a response to the year 2000 issue.

         The Company is currently considering contingency planning which would address business operations if the systems are not completed by January 2000. A contingency plan would be implemented at such time as it is determined that installation of the replacement systems will not be completed before December 31, 1999. Regarding contingency plans for its material supplier relationships, the Company believes the nature of its business and diversity of its supplier base minimizes the risk to its operations; however, all significant vendors are being contacted regarding their preparedness for operations after December 1999.

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



May 11, 1999